Form 10-Q
period 1996-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1996-05-14
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1996
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number          33-69716
                      ---------------------------


                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
- - --------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

            DELAWARE                                       75-2502290
            DELAWARE                                       75-2502293
            NEW JERSEY                                     22-2242014
- - ----------------------------------------       ---------------------------------
 (States or other jurisdictions of                     (I.R.S. Employer
 incorporation or organization)                       Identification No.'s)

      TWO GALLERIA TOWER, SUITE 2200
          13455 NOEL ROAD, LB48
              DALLAS, TEXAS                                  75240
- - ----------------------------------------------    ------------------------------
 (Address of principal executive offices)                  (Zip Code)

(Registrants' telephone number, including area code):     (214) 386-9777
                                                     ---------------------------

                               (NOT APPLICABLE)
- - --------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X     NO
                                                     -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             REGISTRANT                           CLASS                  OUTSTANDING AT MAY 13, 1996
- - ------------------------------------  -----------------------------      ---------------------------
    GB Property Funding Corp.         Common stock, $1.00 par value             1,000 shares
       GB Holdings, Inc.              Common stock, $1.00 par value             1,000 shares
 Greate Bay Hotel and Casino, Inc.     Common stock, no par value                100 shares

     Each of the Registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I:  FINANCIAL INFORMATION
- - ------------------------------


INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
- - ------------------------------------------

          The registered securities consist of 10 7/8% First Mortgage Notes (the "10 7/8% First Mortgage Notes") in the principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding") and listed on the American Stock Exchange. GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at Two Galleria Tower, Suite 2200, 13455 Noel Road, LB48, Dallas, TX 75240 and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

          GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect wholly owned subsidiary of Pratt Hotel Corporation ("PHC"). PHC is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934.

          GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the 10 7/8% First Mortgage Notes for the benefit of GBHC.

          GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results to be reported for the full year.

          The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1996, and their respective results of operations and their cash flows for the three month periods ended March 31, 1996 and 1995.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in GB Property Funding, Holdings and GBHC's 1995 Annual Report on Form 10-K.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS

                                              MARCH 31,    DECEMBER 31,
                                                 1996          1995
                                             ------------  ------------
Current assets:
 Cash                                        $      1,000  $      1,000
 Interest receivable from affiliate             4,247,000     9,277,000
                                             ------------  ------------
  Total current assets                          4,248,000     9,278,000
                                             ------------  ------------
Note receivable from affiliate                185,000,000   185,000,000
                                             ------------  ------------
                                             $189,248,000  $194,278,000
                                             ============  ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable                    $  4,247,000  $  9,277,000
                                             ------------  ------------
Long-term debt                                185,000,000   185,000,000
                                             ------------  ------------
Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------
                                             $189,248,000  $194,278,000
                                             ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                           THREE MONTHS ENDED
                                MARCH 31,
                         ----------------------
                            1996        1995
                         ----------  ----------
Revenues:
 Interest income         $5,030,000  $5,030,000

Expenses:
 Interest expense         5,030,000   5,030,000
                         ----------  ----------

  Net income             $        -  $        -
                         ==========  ==========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              1996          1995
                                                           -----------   -----------
OPERATING ACTIVITIES:
 Net income                                                $         -   $         -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Decrease in interest receivable from affiliate             5,030,000     5,030,000
  Decrease in accrued interest payable                      (5,030,000)   (5,030,000)
                                                           -----------   -----------
  Net cash provided by operating activities                          -             -
                                                           -----------   -----------
  Net change in cash                                                 -             -
  Cash at beginning of period                                    1,000         1,000
                                                           -----------   -----------
  Cash at end of period                                    $     1,000   $     1,000
                                                           ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND OPERATIONS

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation which is an indirect, wholly owned subsidiary of Pratt Hotel Corporation ("PHC"). Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

     The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under provisions of the New Jersey Casino Control Act, GBHC is required to maintain a nontransferable license to operate a casino in Atlantic City.

     Administrative services for GB Property Funding are provided by other PHC subsidiaries at no charge. The cost of such services is not significant.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

(2)  LONG-TERM DEBT

     On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with other outstanding debt of affiliates. The proceeds of the 10 7/8% First Mortgage Notes were loaned to GBHC on the same terms and conditions.

     Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $10,060,000 during each of the three month periods ended March 31, 1996 and 1995.

(3)  INCOME TAXES

     GB Property Funding is included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), PHC's parent. Pursuant to agreements between Holdings, PHC and HCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the three month periods ended March 31, 1996 and 1995, no provision or payments were made under the agreements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                  (UNAUDITED)

                                                    MARCH 31,      DECEMBER 31,
                                                       1996            1995
                                                  --------------  --------------
Current Assets:
 Cash and cash equivalents                        $  12,890,000   $  21,769,000
 Accounts receivable, net of allowances
  of $16,946,000 and $16,494,000, respectively       11,203,000      11,350,000
 Inventories                                          4,161,000       4,268,000
 Due from affiliate                                  10,515,000       7,638,000
 Refundable deposits and other current assets         5,051,000       4,736,000
                                                  -------------   -------------
  Total current assets                               43,820,000      49,761,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                37,807,000      37,807,000
 Buildings and improvements                         185,404,000     185,077,000
 Operating equipment                                 88,343,000      87,489,000
 Construction in progress                             2,260,000       2,310,000
                                                  -------------   -------------
                                                    313,814,000     312,683,000
 Less - accumulated depreciation and
  amortization                                     (149,813,000)   (145,243,000)
                                                  -------------   -------------
 Net property and equipment                         164,001,000     167,440,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               5,122,000       5,521,000
 Due from affiliate                                  13,960,000      13,681,000
 Deferred financing costs and other assets            9,798,000       9,155,000
                                                  -------------   -------------
  Total other assets                                 28,880,000      28,357,000
                                                  -------------   -------------
                                                  $ 236,701,000   $ 245,558,000
                                                  =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                               MARCH 31,    DECEMBER 31,
                                                 1996           1995
                                             -------------  -------------
Current Liabilities:
 Current maturities of long-term debt        $     11,000   $     11,000
 Short-term credit facilities                   2,000,000              -
 Accounts payable                               8,863,000      8,409,000
 Accrued liabilities -
  Salaries and wages                            3,634,000      4,003,000
  Interest                                      4,450,000      9,828,000
  Insurance                                     2,604,000      2,330,000
  Other                                        10,033,000      8,886,000
 Due to affiliates                                269,000        359,000
 Other current liabilities                      2,710,000      3,474,000
                                             ------------   ------------
  Total current liabilities                    34,574,000     37,300,000
                                             ------------   ------------
Long-Term Debt                                195,439,000    195,442,000
                                             ------------   ------------
Other Noncurrent Liabilities                    2,495,000      2,390,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                       1,000          1,000
 Additional paid-in capital                    18,438,000     18,438,000
 Accumulated deficit                          (14,246,000)    (8,013,000)
                                             ------------   ------------
  Total shareholder's equity                    4,193,000     10,426,000
                                             ------------   ------------
                                             $236,701,000   $245,558,000
                                             ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                    -------------------------
                                        1996         1995
                                    -----------   -----------
Revenues:
 Casino                             $57,605,000   $63,876,000
 Rooms                                2,135,000     2,219,000
 Food and beverage                    8,524,000     7,247,000
 Other                                1,554,000       624,000
                                    -----------   -----------
                                     69,818,000    73,966,000
 Less - promotional allowances       (7,119,000)   (6,130,000)
                                    -----------   -----------

   Net revenues                      62,699,000    67,836,000
                                    -----------   -----------

Expenses:
 Casino                              53,113,000    49,738,000
 Rooms                                  310,000       575,000
 Food and beverage                    2,394,000     2,012,000
 Other                                  740,000       799,000
 General and administrative           6,105,000     7,247,000
 Depreciation and amortization        5,107,000     4,961,000
                                    -----------   -----------
   Total expenses                    67,769,000    65,332,000
                                    -----------   -----------
(Loss) income from operations        (5,070,000)    2,504,000
                                    -----------   -----------

Non-operating income (expense):
 Interest income                        421,000       399,000
 Interest expense                    (5,318,000)   (5,263,000)
                                    -----------   -----------
   Total non-operating expense, net  (4,897,000)   (4,864,000)
                                    -----------   -----------

Loss before income taxes             (9,967,000)   (2,360,000)
 Income tax benefit                   3,734,000       597,000
                                    -----------   -----------
Net loss                            $(6,233,000)  $(1,763,000)
                                    ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            -------------------------
                                                                1996          1995
                                                            -----------   -----------
OPERATING ACTIVITIES:
 Net loss                                                   $(6,233,000)  $(1,763,000)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                              5,107,000     4,961,000
   Provision for doubtful accounts                              567,000       805,000
   Deferred income tax benefit                                 (329,000)     (503,000)
   (Increase) decrease in accounts receivable                  (420,000)      156,000
   Decrease in accounts payable and accrued expenses         (3,752,000)   (5,152,000)
   Net change in other current assets and liabilities        (3,626,000)     (862,000)
   Net change in other noncurrent assets and liabilities       (298,000)     (178,000)
                                                            -----------   -----------
     Net cash used in operating activities                   (8,984,000)   (2,536,000)
                                                            -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                        (1,130,000)   (3,330,000)
 Obligatory investments                                        (762,000)     (652,000)
                                                            -----------   -----------
     Net cash used in investing activities                   (1,892,000)   (3,982,000)
                                                            -----------   -----------

FINANCING ACTIVITIES:
 Net borrowings on credit facilities                          2,000,000             -
 Repayments of long-term debt                                    (3,000)       (3,000)
                                                            -----------   -----------
     Net cash provided by (used in) financing activities      1,997,000        (3,000)
                                                            -----------   -----------
     Net decrease in cash and cash equivalents               (8,879,000)   (6,521,000)
       Cash and cash equivalents at beginning of period      21,769,000    23,137,000
                                                            -----------   -----------
       Cash and cash equivalents at end of period           $12,890,000   $16,616,000
                                                            ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     GB Holdings, Inc. ("Holdings") is a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation.
PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Pratt Hotel Corporation ("PHC"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 3). Holdings has no operating activities and its only significant asset is its investment in GBHC. The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC and GB Property Funding; all significant intercompany balances and transactions have been eliminated.

     GBHC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, GBHC's ultimate liability may differ from the amounts accrued.

     During the fourth quarter of 1995, GBHC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, GBHC does not believe that any material impairment currently exists related to its long-lived assets.

     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by Holdings without audit. In the opinion of management, these

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

(2)  SHORT-TERM CREDIT FACILITIES

     GBHC is presently renegotiating a bank line of credit in the amount of $5,000,000 which expired on April 30, 1996. As of March 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by PCC.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                                MARCH 31,    DECEMBER 31,
                                                  1996           1995
                                              -------------  -------------
10 7/8% first mortgage notes, due 2004 (a)    $185,000,000   $185,000,000
14 5/8% affiliate loan, due 2005 (b)            10,000,000     10,000,000
Other                                              450,000        453,000
                                              ------------   ------------
 Total indebtedness                            195,450,000    195,453,000
Less - current maturities                          (11,000)       (11,000)
                                              ------------   ------------
 Total long-term debt                         $195,439,000   $195,442,000
                                              ============   ------------

- - --------------------------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with other outstanding debt of affiliates.

(b) On February 17, 1994, GBHC issued a $10,000,000 subordinated promissory note to an affiliate. The note bears interest at the rate of 14 5/8% per annum, payable semiannually commencing August 17, 1994, subject to maintaining average daily cash balances required by the indenture for the 10 7/8% First Mortgage Notes, with the principal due in February 2005.

     Scheduled payments of long-term debt as of March 31, 1996 are set forth below:

           1996 (nine months)    $      8,000
           1997                     2,512,000
           1998                     5,013,000
           1999                     5,014,000
           2000                     5,015,000
           Thereafter             177,888,000
                                 ------------
             Total               $195,450,000
                                 ============

     Interest paid amounted to $10,849,000 and $10,082,000, respectively, during the three month periods ended March 31, 1996 and 1995.

(4)  INCOME TAXES

     Components of the benefit for income taxes consisted of the following:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                       1996       1995
                                                    ----------  ---------
Benefit in lieu of federal income taxes:
           Current                                  $2,643,000   $ 73,000
           Deferred                                    254,000    382,000
State income tax benefit:
           Current                                     762,000     21,000
           Deferred                                     75,000    121,000
                                                    ----------   --------
                                                    $3,734,000   $597,000
                                                    ==========   ========

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Holdings is included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), PHC's parent. Pursuant to agreements between Holdings, PCC, PHC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission. Holdings made no federal or state income tax payments during the three month periods ended March 31, 1996 and 1995.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of and adjustments to the carrying value of certain investment obligations and for vacation and other accruals.

     The components of the deferred tax asset as of March 31, 1996 and December 31, 1995 were as follows:

                                                   MARCH 31,     DECEMBER 31,
                                                     1996           1995
                                                  -----------    ------------
Deferred tax assets:
  Allowance for doubtful accounts                 $ 6,883,000    $ 6,829,000
  Other liabilities and accruals                    2,344,000      2,089,000
  Other                                             1,227,000      1,377,000
                                                  -----------    -----------
    Total deferred tax assets                      10,454,000     10,295,000
                                                  -----------    -----------

Deferred tax liabilities:
  Depreciation and amortization                    (8,509,000)    (8,679,000)
  Other                                              (597,000)      (597,000)
                                                  -----------    -----------
    Total deferred tax liabilities                 (9,106,000)    (9,276,000)
                                                  -----------    -----------
Net deferred tax asset                            $ 1,348,000    $ 1,019,000
                                                  ===========    ===========

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


asset is more likely than not, a valuation allowance should be recorded. The net deferred tax asset has been reflected in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995 with no reduction for valuation allowances as management believes that it is more likely than not that future taxable earnings will be sufficient to utilize such tax benefits.

      Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements were as follows:

                                            MARCH 31,    DECEMBER 31,
                                              1996          1995
                                          ------------  -------------

       Due from affiliate - current        $10,216,000     $7,365,000
       Due from affiliate - non-current      5,948,000      5,903,000
       Due to affiliate - current             (129,000)      (129,000)

     Included in current due from affiliate at March 31, 1996 and December 31, 1995 are current federal taxes receivable of $3,981,000 and $1,339,000, respectively, with the balance representing net current deferred federal taxes receivable.

(5)  TRANSACTIONS WITH RELATED PARTIES

     NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $984,000 and $1,286,000 during the three month periods ended March 31, 1996 and 1995, respectively, and are included in general and administrative expenses in the accompanying consolidated financial statements. Management fees payable to NJMI at March 31, 1996 and December 31, 1995 amounted to $40,000 and $28,000, respectively.

     GBHC licenses the trade name "Sands" from PHC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $61,000 and $66,000 for the three month periods ended March 31, 1996 and 1995, respectively.

     GBHC has, from time to time, advanced monies to PCC or certain of its subsidiaries and PHC or certain of its subsidiaries have advanced monies to GBHC primarily for working capital purposes. GBHC has also periodically entered into short-term borrowing arrangements with affiliated companies in connection with

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


various construction projects. An advance to a PHC subsidiary in the amount of $5,672,000 was outstanding as of March 31, 1996 and December 31, 1995 and accrues interest at the rate of 16.5% per annum. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                            THREE MONTHS ENDED
                                 MARCH 31,
                           ---------------------
                             1996         1995
                           ---------   ---------
Net advances               $ 234,000   $ 234,000
Affiliate loan (Note 3)     (365,000)   (365,000)

     Interest receivable on affiliate advances, included in non-current due from affiliates in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995 was $2,340,000 and $2,106,000, respectively.
Interest accrued on the affiliate loan in the amount of $179,000 and $544,000 is included in interest payable in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995, respectively.

     From time to time, GBHC performs certain services for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                            THREE MONTHS ENDED
                                 MARCH 31,
                           ---------------------
                             1996        1995
                           ---------   ---------

Billings to affiliates     $ 426,000   $ 200,000
Charges from affiliates     (296,000)   (164,000)

(6)   LITIGATION

      GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of Holdings and GBHC. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(7)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

     The Sands sustained a loss from operations of $5.1 million for the three month period ended March 31, 1996 compared to income from operations of $2.5 million for the same period of 1995. Operating results were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. These factors, together with declines in both the table games and slot hold percentages, combined to produce a 7.6% decline in net revenues (from $67.8 million in 1995 to $62.7 million in 1996). In addition, marketing and advertising costs increased by $2.7 million (16.8%) during the first quarter of 1996 compared to the same period of 1995 in response to competitive pressures.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                         1996          1995
                                       --------      --------
                                (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                           $ 20,175      $ 22,961
 Slot machines                           36,441        39,737
 Other (1)                                  989         1,178
                                       --------      --------
  Total                                $ 57,605      $ 63,876
                                       ========      ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                           $134,388      $142,588
                                       ========      ========

 Hold Percentages: (3)
  Sands                                    15.0%         16.1%
  Atlantic City Casino
   Gaming Industry                         16.5%         15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                         $439,380      $469,817
                                       ========      ========

 Hold Percentage:(3)
  Sands (4)                                 8.3%          8.5%

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

____________________________

(1) Consists of revenues from poker ($651,000 and $841,000, respectively, for the three month periods ended March 31, 1996 and 1995) and simulcast horse racing wagering ($338,000 and $337,000, respectively, for the three month periods ended March 31, 1996 and 1995).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available.

     Table games drop at the Sands declined $8.2 million (5.8%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease compares with an increase of 3.6% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 8.2% during the three month period ended March 31, 1996 from 9% during the same period of 1995. The Sands' table game drop decrease is largely attributable to an increase in competitive pressures in the rated table market segment, of which a significant portion is in the "high end" and mid-market segments.

     Slot machine handle decreased $30.4 million (6.5%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease in slot machine handle compares with a 7.5% increase in handle for all other Atlantic City casinos. The decrease experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and aggressive marketing campaigns at other properties as discussed above with respect to table games, particularly in the "high-end" slot segment. The Sands' average number of slot machines increased 1.2% during the first quarter of 1996 compared to an increase of 7.4% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during the first quarter of 1996, which resulted in an overall increase of approximately 33,000 square feet of casino space in Atlantic City compared to the 1995 first quarter.

     The Sands' decrease in table games drop and slot machine handle also reflects, in part, a return to pre-expansion market shares. The Sands increased the size of its casino in 1994 and posted higher than industry increases in casino wagering during the last half of 1994 and early 1995. During the first quarter of 1995, for example, the Sands' increases in table games drop and slot machine handle over the same period of 1994 were 16.8% and 33.5%, respectively, compared with increases of 5.1% and 25%, respectively, for all other Atlantic City casinos. The Sands' table game market share increased to 9% in the first quarter of 1995 from

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


8.1% in the first quarter of 1994. As other casinos complete new expansions, the Sands' previous market share gains are being offset.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.3 million (9.8%) for the three month period ended March 31, 1996 compared with the same period of 1995. Casino revenues were negatively impacted by the loss of market share as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 period compared to the 1995 period.

     Rooms revenue did not change significantly during the three month period ended March 31, 1996 compared with 1995. Food and beverage revenues increased $1.3 million (17.6%) for the three month period ended March 31, 1996 compared with the prior year period primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $930,000 (149%) during the three month period ended March 31, 1996 compared to the 1995 period as a result of an increase in theater entertainment revenue.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 58.3% during the three month period ended March 31, 1996 from 60.8% during the first quarter of 1995. Such decrease is primarily attributable to an increase in other types of marketing programs not associated with promotional allowances being used in lieu of complimentaries.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $3.4 million (6.8%) during the three month period ended March 31, 1996 compared with 1995. This increase is primarily due to increased costs with respect to marketing activities, which resulted in higher allocations of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $265,000 (46.1%) during the first quarter of 1996 as compared to the first quarter of 1995 primarily due to increased allocation of rooms expense to casino expense as a result of an increase in casino marketing activities relating to rooms. Decreased payroll expenses resulting from an overall decline in occupancy during the first quarter of 1996 as compared to 1995 also contributed to the reduction in rooms expense. Food and beverage expense increased by $382,000 (19%) during the three month period ended March 31, 1996 compared to the same period in 1995. Increased costs associated with the Epic Buffet were partially offset by increases in food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $59,000 (7.4%) during the three month period ended

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


March 31, 1996 compared with 1995 as increases in costs related to theater entertainment were offset by increased allocations to the casino department.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $1.1 million (15.8%) during the three month period ended March 31, 1996 as compared to 1995. This decrease was primarily due to decreases in management fees and legal expenses.

     INCOME TAX PROVISION

     Holdings is included in HCC's consolidated federal income tax return. Pursuant to agreements between Holdings, PHC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     INFLATION

     Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     SEASONALITY

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of Holdings' operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. In addition, the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect Holdings' casino revenues and profitability.

     LIQUIDITY AND CAPITAL RESOURCES

     Holdings' only operations and resulting sources of liquidity and capital resources are those of its wholly owned subsidiary, GBHC, whose only operations are those of the Sands. The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees have been sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. The Sands has also used short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     OPERATING ACTIVITIES

     At March 31, 1996, GBHC had cash and cash equivalents of $12.9 million. During the three month period ended March 31, 1996, net cash used in operating activities was $9 million compared with $2.5 million during the 1995 period. GBHC utilized its existing cash and short-term borrowings during the first quarter of 1996 to meet its operating needs, to fund capital additions totaling $1.1 million and to make obligatory investments of $762,000.

     FINANCING ACTIVITIES

     During February 1994, GBHC refinanced virtually all of its outstanding debt as part of an overall restructuring by PHC (the "PHC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% Senior Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the PHC Recapitalization, a subsidiary of PHC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC, the parent of PHC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain tests required by the indenture for the 10 7/8% First Mortgage Notes.

     GBHC is presently renegotiating a $5 million bank line of credit which expired on April 30, 1996. As of March 31, 1996, $2 million was outstanding under the line of credit.

     Scheduled maturities of long-term debt during the remainder of 1996 are $8,000.

     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

     Capital expenditures at the Sands during the three month period ended March 31, 1996 amounted to approximately $1.1 million and management anticipates capital expenditures during the remainder of 1996 will be approximately $5 million. Projects currently planned during 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product, and the purchase of additional gaming equipment.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first quarter of 1996 totaled $762,000 and are anticipated to be approximately $2.6 million during the remainder of 1996.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     SUMMARY

     Management anticipates that Holdings' funding requirements for the next 12 months will be satisfied by existing cash, cash generated by the Sands' operations and borrowings from a bank line of credit or from affiliates.

PART II:  OTHER INFORMATION
- - ---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1996. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1995 with the Securities and Exchange Commission on March 29, 1996.

SIGNATURES
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GB HOLDINGS, INC.
                                              GB PROPERTY FUNDING CORP.
                                        -------------------------------------
                                                    Registrants

Date:     May 13, 1996                  By:/s/      John C. Hull
     -----------------------                ---------------------------------
                                                    John C. Hull
                                             Principal Accounting Officer