Form 10-Q
period 1996-06-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1996-08-14
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    JUNE 30, 1996
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number            33-69716
                         ----------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                         GREATE BAY HOTEL AND CASINO, INC.
- -------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

           DELAWARE                                      75-2502290
           DELAWARE                                      75-2502293
          NEW JERSEY                                     22-2242014
- ---------------------------------            ---------------------------------
(States or other jurisdictions of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.'s)

    TWO GALLERIA TOWER, SUITE 2200
        13455 NOEL ROAD, LB48
           DALLAS, TEXAS                                  75240
- ----------------------------------------     ---------------------------------
(Address of principal executive offices)                (Zip Code)

(Registrants' telephone number, including area code):        (214) 386-9777
                                                      -------------------------

                               (NOT APPLICABLE)
- -------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES  X   NO
                                                       ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            REGISTRANT                         CLASS              OUTSTANDING AT AUGUST 12, 1996
- ---------------------------------  -----------------------------  ------------------------------
GB Property Funding Corp.          Common stock, $1.00 par value          1,000 shares
GB Holdings, Inc.                  Common stock, $1.00 par value          1,000 shares
Greate Bay Hotel and Casino, Inc.  Common stock, no par value               100 shares

     Each of the Registrants meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I:  FINANCIAL INFORMATION
- ------------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------

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

          GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be reported for the full year.

          The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1996, their respective results of operations for the three and six month periods ended June 30, 1996 and 1995 and their respective cash flows for the six month periods ended June 30, 1996 and 1995.

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

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                         JUNE 30,    DECEMBER 31,
                                           1996          1995
                                       ------------  ------------
Current assets:
 Cash                                  $      1,000  $      1,000
 Interest receivable from affiliate       9,277,000     9,277,000
                                       ------------  ------------

  Total current assets                    9,278,000     9,278,000
                                       ------------  ------------

Note receivable from affiliate          185,000,000   185,000,000
                                       ------------  ------------

                                       $194,278,000  $194,278,000
                                       ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable              $  9,277,000  $  9,277,000
                                       ------------  ------------

Long-term debt                          185,000,000   185,000,000
                                       ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                             1,000         1,000
                                       ------------  ------------

                                       $194,278,000  $194,278,000
                                       ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Revenues:
 Interest income                       $  5,030,000  $  5,030,000

Expenses:
 Interest expense                         5,030,000     5,030,000
                                       ------------  ------------

  Net income                           $          -  $          -
                                       ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Revenues:
 Interest income                        $10,060,000   $10,060,000

Expenses:
 Interest expense                        10,060,000    10,060,000
                                        -----------   -----------

  Net income                            $         -   $         -
                                        ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Net cash provided by operating
 activities                            $          -  $          -
                                       ------------  ------------

    Net change in cash                            -             -
    Cash at beginning of period               1,000         1,000
                                       ------------  ------------

    Cash at end of period              $      1,000  $      1,000
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

   The financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

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

    Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $10,060,000 during each of the six month periods ended June 30, 1996 and 1995.

(3) INCOME TAXES

    GB Property Funding is included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), PHC's parent. Pursuant to agreements between Holdings, PHC and HCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the six month periods ended June 30, 1996 and 1995, no provision or payments were made under the agreements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                     JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                  --------------  --------------

Current Assets:
 Cash and cash equivalents                        $  14,466,000   $  21,769,000
 Accounts receivable, net of allowances
  of $15,756,000 and $16,494,000, respectively        9,971,000      11,350,000
 Inventories                                          3,997,000       4,268,000
 Due from affiliate                                   3,058,000       7,638,000
 Refundable deposits and other current assets         4,439,000       4,736,000
                                                  -------------   -------------

  Total current assets                               35,931,000      49,761,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                37,807,000      37,807,000
 Buildings and improvements                         185,508,000     185,077,000
 Operating equipment                                 88,554,000      87,489,000
 Construction in progress                             3,288,000       2,310,000
                                                  -------------   -------------

                                                    315,157,000     312,683,000
 Less - accumulated depreciation and
  amortization                                     (153,324,000)   (145,243,000)
                                                  -------------   -------------

 Net property and equipment                         161,833,000     167,440,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               5,565,000       5,521,000
 Due from affiliate                                  16,452,000      13,681,000
 Deferred financing costs and other assets            9,767,000       9,155,000
                                                  -------------   -------------

  Total other assets                                 31,784,000      28,357,000
                                                  -------------   -------------

                                                  $ 229,548,000   $ 245,558,000
                                                  =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

                                               JUNE 30,     DECEMBER 31,
                                                 1996           1995
                                             -------------  -------------
Current Liabilities:
 Current maturities of long-term debt        $     11,000   $     11,000
 Short-term credit facilities                   2,000,000              -
 Accounts payable                               8,885,000      8,409,000
 Accrued liabilities -
  Salaries and wages                            3,672,000      4,003,000
  Interest                                      9,836,000      9,828,000
  Insurance                                     2,782,000      2,330,000
  Other                                        11,048,000      8,886,000
 Due to affiliates                                459,000        359,000
 Other current liabilities                      2,687,000      3,474,000
                                             ------------   ------------

  Total current liabilities                    41,380,000     37,300,000
                                             ------------   ------------

Long-Term Debt                                195,437,000    195,442,000
                                             ------------   ------------

Other Noncurrent Liabilities                    1,843,000      2,390,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's (Deficit) Equity:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                       1,000          1,000
 Additional paid-in capital                    18,438,000     18,438,000
 Accumulated deficit                          (27,551,000)    (8,013,000)
                                             ------------   ------------

  Total shareholder's (deficit) equity         (9,112,000)    10,426,000
                                             ------------   ------------

                                             $229,548,000   $245,558,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Revenues:
 Casino                                $ 65,310,000  $ 66,460,000
 Rooms                                    2,254,000     2,451,000
 Food and beverage                        8,787,000     7,347,000
 Other                                    1,156,000       730,000
                                       ------------  ------------

                                         77,507,000    76,988,000
 Less - promotional allowances           (7,035,000)   (6,224,000)
                                       ------------  ------------

  Net revenues                           70,472,000    70,764,000
                                       ------------  ------------

Expenses:
 Casino                                  56,868,000    48,503,000
 Rooms                                      498,000       610,000
 Food and beverage                        2,699,000     2,050,000
 Other                                      865,000       665,000
 General and administrative               6,584,000     7,092,000
 Depreciation and amortization            5,203,000     5,011,000
                                       ------------  ------------

  Total expenses                         72,717,000    63,931,000
                                       ------------  ------------

(Loss) income from operations            (2,245,000)    6,833,000
                                       ------------  ------------

Non-operating income (expense):
 Interest income                            393,000       474,000
 Interest expense                        (5,302,000)   (5,264,000)
                                       ------------  ------------

  Total non-operating expense, net       (4,909,000)   (4,790,000)
                                       ------------  ------------

(Loss) income before income taxes        (7,154,000)    2,043,000
 Income tax provision                    (6,151,000)   (1,116,000)
                                       ------------  ------------

Net (loss) income                      $(13,305,000)   $  927,000
                                       ============    ==========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Revenues:
 Casino                                $122,915,000  $130,336,000
 Rooms                                    4,389,000     4,670,000
 Food and beverage                       17,311,000    14,594,000
 Other                                    2,710,000     1,354,000
                                       ------------  ------------

                                        147,325,000   150,954,000
 Less - promotional allowances          (14,154,000)  (12,354,000)
                                       ------------  ------------

  Net revenues                          133,171,000   138,600,000
                                       ------------  ------------

Expenses:
 Casino                                 109,981,000    98,241,000
 Rooms                                      808,000     1,185,000
 Food and beverage                        5,093,000     4,062,000
 Other                                    1,605,000     1,464,000
 General and administrative              12,689,000    14,339,000
 Depreciation and amortization           10,310,000     9,972,000
                                       ------------  ------------

  Total expenses                        140,486,000   129,263,000
                                       ------------  ------------

(Loss) income from operations            (7,315,000)    9,337,000
                                       ------------  ------------

Non-operating income (expense):
 Interest income                            814,000       873,000
 Interest expense                       (10,620,000)  (10,527,000)
                                       ------------  ------------

  Total non-operating expense, net       (9,806,000)   (9,654,000)
                                       ------------  ------------

Loss before income taxes                (17,121,000)     (317,000)
 Income tax provision                    (2,417,000)     (519,000)
                                       ------------  ------------

Net loss                               $(19,538,000)    $(836,000)
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   ---------------------------
                                                                       1996           1995
                                                                   ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                          $(19,538,000)  $   (836,000)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                     10,310,000      9,972,000
   Provision for doubtful accounts                                      894,000      1,537,000
   Deferred income tax provision (benefit)                            2,417,000     (1,384,000)
   Decrease (increase) in accounts receivable                           485,000     (1,436,000)
   Increase (decrease) in accounts payable and accrued expenses       2,967,000       (325,000)
   Net change in other current assets and liabilities                (1,060,000)     1,227,000
   Net change in other noncurrent assets and liabilities               (681,000)      (469,000)
                                                                   ------------   ------------

     Net cash (used in) provided by operating activities             (4,206,000)     8,286,000
                                                                   ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                                (3,660,000)   (10,109,000)
 Obligatory investments                                              (1,432,000)    (1,315,000)
                                                                   ------------   ------------

    Net cash used in investing activities                            (5,092,000)   (11,424,000)
                                                                   ------------   ------------

FINANCING ACTIVITIES:
 Net borrowings on credit facilities                                  2,000,000      2,000,000
 Deferred financing costs                                                     -        (32,000)
 Repayments of long-term debt                                            (5,000)        (5,000)
                                                                   ------------   ------------

   Net cash provided by financing activities                          1,995,000      1,963,000
                                                                   ------------   ------------

   Net decrease in cash and cash equivalents                         (7,303,000)    (1,175,000)
     Cash and cash equivalents at beginning of period                21,769,000     23,137,000
                                                                   ------------   ------------

     Cash and cash equivalents at end of period                    $ 14,466,000   $ 21,962,000
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

    GBHC estimates that a significant amount of the Sands' revenues is derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future.

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

    The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by Holdings without audit. In the opinion of management, these

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

(2) SHORT-TERM CREDIT FACILITIES

    As of April 30, 1996, GBHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of June 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime rate plus 3/4% per annum payable monthly and are guaranteed by PCC. Additionally, PCC has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit.

(3) LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                               JUNE 30,                 DECEMBER 31,
                                                 1996                       1995
                                             ------------               ------------
10 7/8% first mortgage
 notes, due 2004 (a)                         $185,000,000               $185,000,000
14 5/8% affiliate loan,
 due 2005 (b)                                  10,000,000                 10,000,000
Other                                             448,000                    453,000
                                             ------------               ------------

  Total indebtedness                          195,448,000                195,453,000
Less - current maturities                         (11,000)                   (11,000)
                                             ------------               ------------

  Total long-term debt                       $195,437,000               $195,442,000
                                             ============               ============

- ----------------------------

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

     Scheduled payments of long-term debt as of June 30, 1996 are set forth below:

                  1996 (six months)    $      6,000
                  1997                    2,512,000
                  1998                    5,013,000
                  1999                    5,014,000
                  2000                    5,015,000
                  Thereafter            177,888,000
                                       ------------

                    Total              $195,448,000
                                       ============

    Interest paid amounted to $10,916,000 and $11,561,000, respectively, during the six month periods ended June 30, 1996 and 1995.

(4) INCOME TAXES

    Components of the provision for income taxes consisted of the following:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                 --------------------------  --------------------------
                                     1996          1995          1996          1995
                                 ------------  ------------  ------------  ------------
Benefit in lieu of (provision
  for) federal income taxes:
           Current               $(2,643,000)  $(1,580,000)  $         -   $(1,507,000)
           Deferred               (2,618,000)      715,000    (2,364,000)    1,097,000
State income tax benefit
  (provision):
           Current                  (762,000)     (417,000)            -      (396,000)
           Deferred                 (128,000)      166,000       (53,000)      287,000
                                 -----------   -----------   -----------   -----------

                                 $(6,151,000)  $(1,116,000)  $(2,417,000)  $  (519,000)
                                 ============  ===========   ===========   ===========

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


          Holdings is included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), PHC's parent. Pursuant to agreements between Holdings, PCC, PHC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission. Holdings made no federal or state income tax payments during the six month periods ended June 30, 1996 and 1995.

          Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses.

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

           The components of the deferred tax asset as of June 30, 1996 and December 31, 1995 are as follows:

                                                 JUNE 30,     DECEMBER 31,
                                                   1996           1995
                                               ------------   ------------

          Deferred tax assets:
            Net operating loss carryforwards    $ 7,084,000    $ 1,506,000
            Allowance for doubtful accounts       6,918,000      6,829,000
            Other liabilities and accruals        2,271,000      2,089,000
            Other                                 1,217,000      1,377,000
                                                -----------    -----------

              Total deferred tax assets          17,490,000     11,801,000
                                                -----------    -----------

          Deferred tax liabilities:
            Depreciation and amortization        (8,319,000)    (8,679,000)
            Other                                  (597,000)      (597,000)
                                                -----------    -----------

              Total deferred tax liabilities     (8,916,000)    (9,276,000)
                                                -----------    -----------

          Net deferred tax asset                  8,574,000      2,525,000
          Valuation allowance                    (8,574,000)             -
                                                -----------    -----------

                                                $         -    $ 2,525,000
                                                ===========    ===========

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


          Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $15,000,000, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in 1994 for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset was more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1996.

          Sales or purchases of Holdings' common stock could cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of Holdings to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect Holdings' future utilization of its loss carryforwards.

          Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                               JUNE 30,    DECEMBER 31,
                                                 1996          1995
                                              ----------   ------------

          Due from affiliate - current        $2,696,000    $7,365,000
          Due from affiliate - non-current     8,207,000     5,903,000
          Due to affiliate - current            (129,000)     (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

          NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $1,176,000 and $1,744,000 during the three month periods ended June 30, 1996 and 1995, respectively, and $2,160,000 and $3,030,000 during the six month periods ended June 30, 1996 and 1995, respectively. These fees are included in general and administrative expenses in the accompanying consolidated financial statements. Management fees payable to NJMI at June 30, 1996 and December 31, 1995 amounted to $45,000 and $28,000, respectively.

          GBHC licenses the trade name "Sands" from PHC, which licenses the name from an unaffiliated third party. Amounts payable by GBHC under this agreement are equal to the amounts paid to the unaffiliated

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


third party. Such charges amounted to $70,000 and $74,000 for the three month periods ended June 30, 1996 and 1995, respectively, and $131,000 and $140,000 for the six month periods ended June 30, 1996 and 1995, respectively.

          GBHC has, from time to time, advanced monies to PCC or certain of its subsidiaries and PHC or certain of its subsidiaries have advanced monies to GBHC primarily for working capital purposes. GBHC has also periodically entered into short-term borrowing arrangements with affiliated companies in connection with various construction projects. An advance to a PHC subsidiary in the amount of $5,672,000 was outstanding as of June 30, 1996 and December 31, 1995 and accrues interest at the rate of 16.5% per annum. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,                JUNE 30,
                           ----------------------  ----------------------
                              1996        1995        1996        1995
                           ----------  ----------  ----------  ----------

Advance                    $ 234,000   $ 234,000   $ 468,000   $ 468,000
Affiliate loan (Note 3)     (366,000)   (366,000)   (731,000)   (731,000)

          Interest receivable on affiliate advances, included in non-current due from affiliates in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995 was $2,574,000 and $2,106,000, respectively. Interest accrued on the affiliate loan in the amount of $544,000 is included in interest payable in the accompanying consolidated balance sheets at both June 30, 1996 and December 31, 1995.

          During July and August 1996, GBHC borrowed a total of $6,500,000 from PHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable semiannually.

          From time to time, GBHC performs certain services for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,                JUNE 30,
                           ----------------------  ----------------------
                              1996        1995        1996        1995
                           ----------  ----------  ----------  ----------

Billings to affiliates     $ 357,000   $ 269,000   $ 783,000   $ 469,000
Charges from affiliates     (204,000)   (176,000)   (500,000)   (340,000)

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

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  GENERAL

     The Sands sustained losses from operations of $2.2 million and $7.3 million, respectively, for the three and six month periods ended June 30, 1996 compared to income from operations of $6.8 million and $9.3 million for the same periods of 1995. Operating results were adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot hold percentages, resulted in three and six month declines in net revenues of .4% and 3.9%, respectively (to $70.5 and $133.2 million in 1996 from $70.8 million and $138.6 million in 1995). In addition, marketing and advertising costs increased by $7.3 million and $9.5 million (52.8% and 32.2%), respectively, during the second quarter and first six months of 1996 compared to the same periods of 1995 in response to competitive pressures.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                   JUNE 30,                JUNE 30,
                            ----------------------  ---------------------
                               1996        1995        1996       1995
                            ----------  ----------  ---------- ----------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
  Table games                 $ 20,405    $ 24,582    $ 40,580   $ 47,543
  Slot machines                 43,830      40,841      80,271     80,578
  Other (1)                      1,075       1,037       2,064      2,215
                              --------    --------    --------   --------

     Total                    $ 65,310    $ 66,460    $122,915   $130,336
                              ========    ========    ========   ========

TABLE GAMES:
  Gross Wagering
     (Drop) (2)               $148,995    $150,722    $283,383   $293,310
                              ========    ========    ========   ========

  Hold Percentages: (3)
     Sands                       13.7%       16.3%       14.3%      16.2%
     Atlantic City Casino
       Gaming Industry           15.2%       15.9%       15.8%      15.9%

SLOT MACHINES:
  Gross Wagering
     (Handle) (2)             $536,139    $468,469    $975,519   $938,286
                              ========    ========    ========   ========

  Hold Percentage:(3)
     Sands (4)                    8.2%        8.7%        8.2%       8.6%

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


____________________________

(1)  Consists of revenues from poker and simulcast horse racing wagering.

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

     Table games drop at the Sands declined $1.7 million (1.1%) and $9.9 million (3.4%), respectively, during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 7.4% and 5.6% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.9% and 8% during the three and six month periods ended June 30, 1996 from 8.5% and 8.7% during the same periods of 1995. Table game drop throughout the six month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments.

     Slot machine handle increased $67.7 million (14.4%) and $37.2 million (4%) during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 7.2% and 7.4% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' market share increased to 6.5% from 6.1% during the second quarter of 1996 compared to the same period in 1995; however, its market share decreased to 6.3% from 6.5% during the six months ended June 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive programs, which have resulted in significant increases in the number of bus and drive-in patrons for the six months ended June 30, 1996 compared to 1995. The Sands' average number of slot machines increased 1.4% during the first six months of 1996 compared to an increase of 8.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 107,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $1.2 million (1.7%) and $7.4 million (5.7%), respectively, for the three and six month periods ended June 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

     Rooms revenue decreased $197,000 (8%) and $281,000 (6%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995 due to a decline in the average rate earned per room as a result of marketing activities. In addition, occupancy rates were lower in the first quarter of 1996 as a result of severe weather. Food and beverage revenues increased $1.4 million (19.6%) and $2.7 million (18.6%), respectively, for the three and six month periods ended June 30, 1996 compared with the prior year periods primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $426,000 (58.4%) and $1.4 million (100.1%) during the three and six month periods ended June 30, 1996 compared to the 1995 periods as a result of an increase in theater entertainment revenue.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs.
As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 57.7% and 58%, respectively, during the three and six month periods ended June 30, 1996 from 59.1% and 59.9% during the second quarter and first six months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $8.4 million (17.2%) and $11.7 million (12%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995. These increases are primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $112,000 (18.4%) and $377,000 (31.8%) during the second quarter and first six months of 1996 as compared to the same periods of 1995 primarily due to increased allocation of rooms expense to casino expense as a result of increases in casino marketing activities relating to rooms. Decreased payroll expenses resulting from an overall decline in occupancy particularly during the first quarter of 1996 as compared to 1995 also contributed to the reduction in rooms expense. Food and beverage expense increased by $649,000 (31.7%) and $1 million (25.4%) during the three and six month periods ended June 30, 1996 compared to the same periods in 1995. Increased costs associated with the Epic Buffet were partially offset by increases in food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses increased $200,000 (30.1%) and $141,000 (9.6%) during the three and six month periods ended June 30, 1996 compared with the same periods of 1995 as increases in costs related to theater entertainment were offset by increased allocations to the casino department, particularly during the first quarter of 1996.

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $508,000 (7.2%) and $1.7 million (11.5%) during the three and six month periods ended June 30, 1996 as compared to the same periods of 1995 primarily due to decreases in management fees and legal expenses.

     INCOME TAX BENEFIT (PROVISION)

     Holdings is included in HCC's consolidated federal income tax return. Pursuant to agreements between Holdings, PHC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $15 million, none of which expire before the year 2007. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of losses originating in 1994 for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that the realization of such asset was more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     Holdings' only operations and resulting sources of liquidity and capital resources are those of its wholly owned subsidiary, GBHC, whose only operations are those of the Sands. GBHC's earnings before depreciation, interest, amortization, taxes and intercompany management fees have been sufficient to meet its

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. GBHC has also used short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

     OPERATING ACTIVITIES

     At June 30, 1996, GBHC had cash and cash equivalents of $14.5 million. During the six month period ended June 30, 1996, net cash used in operating activities was $4.2 million compared with net cash provided by operating activities of $8.3 million during the 1995 period. GBHC utilized its existing cash and short-term borrowings during the first six months of 1996 to meet its operating needs, to fund capital additions totaling $3.7 million and to make obligatory investments of $1.4 million.

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

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of June 30, 1996, $2 million was outstanding under the line of credit.

     During July and August 1996, GBHC borrowed $6.5 million from PHC for working capital purposes with interest payable semiannually at the rate of 13 3/4% per annum.

     Scheduled maturities of long-term debt during the remainder of 1996 are $6,000.

     During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

     Capital expenditures at the Sands during the six month period ended June 30, 1996 amounted to approximately $3.7 million and management anticipates capital expenditures during the remainder of 1996 will be approximately $2.8 million. Projects currently planned during 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1996 totaled $1.4 million and are anticipated to be approximately $1.8 million during the remainder of 1996.

PART II:  OTHER INFORMATION
- ---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GB HOLDINGS, INC.
                                           GB PROPERTY FUNDING CORP.
                                        -------------------------------
                                                  Registrants

Date:  August 12, 1996                  By:/s/    John C. Hull
       ---------------                     ----------------------------
                                                  John C. Hull
                                           Principal Accounting Officer