Form 10-Q
period 1996-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1996-11-14
CIK 912906, 906595, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1996
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number     33-69716
                           --------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                         GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

            DELAWARE                                          75-2502290
            DELAWARE                                          75-2502293
           NEW JERSEY                                         22-2242014
---------------------------------------             ----------------------------
  (States or other jurisdictions of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.'s)

    TWO GALLERIA TOWER, SUITE 2200
        13455 NOEL ROAD, LB48
            DALLAS, TEXAS                                      75240
----------------------------------------            ----------------------------
(Address of principal executive offices)                     (Zip Code)

(Registrants' telephone number, including area code):  (214) 386-9777
                                                       -------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                        if changed since last report.)

          Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                               ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            REGISTRANT                           CLASS              OUTSTANDING AT NOVEMBER  12, 1996
-----------------------------------  -----------------------------  ---------------------------------
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

PART I:  FINANCIAL INFORMATION
------------------------------


INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

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

          GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be reported for the full year.

          The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1996, their respective results of operations for the three and nine month periods ended September 30, 1996 and 1995 and their respective cash flows for the nine month periods ended September 30, 1996 and 1995.

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

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                            SEPTEMBER 30,  DECEMBER 31,
                                                1996           1995
                                            -------------  ------------
Current assets:
 Cash                                        $      1,000  $      1,000
 Note receivable from affiliate                 2,500,000             -
 Interest receivable from affiliate             4,247,000     9,277,000
                                             ------------  ------------

  Total current assets                          6,748,000     9,278,000
                                             ------------  ------------

Note receivable from affiliate                182,500,000   185,000,000
                                             ------------  ------------

                                             $189,248,000  $194,278,000
                                             ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term debt        $  2,500,000  $          -
 Accrued interest payable                       4,247,000     9,277,000
                                             ------------  ------------

 Total current liabilities                      6,747,000     9,277,000
                                             ------------  ------------

Long-term debt                                182,500,000   185,000,000
                                             ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $189,248,000  $194,278,000
                                             ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
Revenues:
 Interest income                             $5,029,000  $5,029,000

Expenses:
 Interest expense                             5,029,000   5,029,000
                                             ----------  ----------

  Net income                                 $        -  $        -
                                             ==========  ==========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             -------------------------
                                                1996           1995
                                             -----------   -----------
Revenues:
 Interest income                             $15,089,000   $15,089,000

Expenses:
 Interest expense                             15,089,000    15,089,000
                                             -----------   -----------
  Net income                                 $         -   $         -
                                             ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             -------------------------
                                                1996           1995
                                             -----------   -----------
OPERATING ACTIVITIES:
 Net income                                  $         -   $         -
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Decrease in interest receivable from
   affiliate                                   5,030,000     5,030,000
  Decrease in accrued interest payable        (5,030,000)   (5,030,000)
                                             -----------   -----------
  Net cash provided by operating activities            -             -
                                             -----------   -----------

  Net change in cash                                   -             -
                                             -----------   -----------
  Cash at beginning of period                      1,000         1,000
                                             -----------   -----------

  Cash at end of period                      $     1,000   $     1,000
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

   The financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

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

   Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $20,119,000 during each of the nine month periods ended September 30, 1996 and 1995.

(3)  INCOME TAXES

   GB Property Funding is included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), PHC's parent. Pursuant to agreements between Holdings, PHC and HCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the nine month periods ended September 30, 1996 and 1995, no provision or payments were made under the agreements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1996            1995
                                                  --------------  --------------
Current Assets:
 Cash and cash equivalents                        $  12,781,000   $  21,769,000
 Accounts receivable, net of allowances
  of $15,288,000 and $16,494,000, respectively       10,744,000      11,350,000
 Inventories                                          3,882,000       4,268,000
 Due from affiliate                                   2,784,000       7,638,000
 Refundable deposits and other current assets         3,719,000       4,736,000
                                                  -------------   -------------

  Total current assets                               33,910,000      49,761,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                37,807,000      37,807,000
 Buildings and improvements                         185,508,000     185,077,000
 Operating equipment                                 89,653,000      87,489,000
 Construction in progress                             3,197,000       2,310,000
                                                  -------------   -------------

                                                    316,165,000     312,683,000
 Less - accumulated depreciation and
  amortization                                     (157,772,000)   (145,243,000)
                                                  -------------   -------------

 Net property and equipment                         158,393,000     167,440,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               5,999,000       5,521,000
 Due from affiliate                                  17,098,000      13,681,000
 Deferred financing costs and other assets            9,667,000       9,155,000
                                                  -------------   -------------

  Total other assets                                 32,764,000      28,357,000
                                                  -------------   -------------

                                                  $ 225,067,000   $ 245,558,000
                                                  =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1996           1995
                                             --------------  -------------

Current Liabilities:
 Current maturities of long-term debt         $  2,511,000   $     11,000
 Short-term credit facilities                    2,000,000              -
 Short-term borrowings from affiliates           6,500,000              -
 Accounts payable                                7,758,000      8,409,000
 Accrued liabilities -
  Salaries and wages                             4,949,000      5,108,000
  Interest                                       5,354,000      9,828,000
  Insurance                                      3,002,000      2,330,000
  Other                                          7,168,000      6,365,000
 Due to affiliates                                 571,000        359,000
 Other current liabilities                       3,944,000      4,890,000
                                              ------------   ------------

  Total current liabilities                     43,757,000     37,300,000
                                              ------------   ------------

Long-Term Debt                                 192,934,000    195,442,000
                                              ------------   ------------

Other Noncurrent Liabilities                     1,715,000      2,390,000
                                              ------------   ------------

Commitments and Contingencies

Shareholder's (Deficit) Equity:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                        1,000          1,000
 Additional paid-in capital                     18,438,000     18,438,000
 Accumulated deficit                           (31,778,000)    (8,013,000)
                                              ------------   ------------

  Total shareholder's (deficit) equity         (13,339,000)    10,426,000
                                              ------------   ------------

                                              $225,067,000   $245,558,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                        1996         1995
                                                    -----------   -----------
Revenues:
 Casino                                             $65,820,000   $72,235,000
 Rooms                                                2,660,000     2,671,000
 Food and beverage                                    9,167,000     9,905,000
 Other                                                1,535,000     1,274,000
                                                    -----------   -----------

                                                     79,182,000    86,085,000
 Less - promotional allowances                       (7,462,000)   (7,913,000)
                                                    -----------   -----------

  Net revenues                                       71,720,000    78,172,000
                                                    -----------   -----------

Expenses:
 Casino                                              56,240,000    55,998,000
 Rooms                                                  405,000       477,000
 Food and beverage                                    3,149,000     3,071,000
 Other                                                1,296,000       484,000
 General and administrative                           4,568,000     5,851,000
 Depreciation and amortization                        5,014,000     4,975,000
                                                    -----------   -----------

  Total expenses                                     70,672,000    70,856,000
                                                    -----------   -----------

Income from operations                                1,048,000     7,316,000
                                                    -----------   -----------

Non-operating income (expense):
 Interest income                                        360,000       474,000
 Interest expense                                    (5,635,000)   (5,445,000)
 Gain on sale of assets                                       -        56,000
                                                    -----------   -----------

  Total non-operating expense, net                   (5,275,000)   (4,915,000)
                                                    -----------   -----------

(Loss) income before income taxes                    (4,227,000)    2,401,000
 Income tax provision                                         -    (1,323,000)
                                                    -----------   -----------

Net (loss) income                                   $(4,227,000)  $ 1,078,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1996          1995
                                                    ------------   ------------
Revenues:
 Casino                                             $188,735,000   $202,571,000
 Rooms                                                 7,049,000      7,341,000
 Food and beverage                                    26,478,000     24,499,000
 Other                                                 4,532,000      2,928,000
                                                    ------------   ------------

                                                     226,794,000    237,339,000
 Less - promotional allowances                       (21,616,000)   (20,267,000)
                                                    ------------   ------------

  Net revenues                                       205,178,000    217,072,000
                                                    ------------   ------------

Expenses:
 Casino                                              169,156,000    157,060,000
 Rooms                                                 1,675,000      1,953,000
 Food and beverage                                     8,337,000      7,128,000
 Other                                                 2,488,000      1,476,000
 General and administrative                           14,178,000     17,555,000
 Depreciation and amortization                        15,324,000     14,947,000
                                                    ------------   ------------

  Total expenses                                     211,158,000    200,119,000
                                                    ------------   ------------

(Loss) income from operations                         (5,980,000)    16,953,000
                                                    ------------   ------------

Non-operating income (expense):
 Interest income                                       1,174,000      1,347,000
 Interest expense                                    (16,555,000)   (16,272,000)
 Gain on sale of assets                                   13,000         56,000
                                                    ------------   ------------

  Total non-operating expense, net                   (15,368,000)   (14,869,000)
                                                    ------------   ------------

(Loss) income before income taxes                    (21,348,000)     2,084,000
 Income tax provision                                 (2,417,000)    (1,842,000)
                                                    ------------   ------------

Net (loss) income                                   $(23,765,000)  $    242,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            ---------------------------
                                                                1996          1995
                                                            ------------   ------------
OPERATING ACTIVITIES:
 Net (loss) income                                          $(23,765,000)  $    242,000
 Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                              15,324,000     14,947,000
   Provision for doubtful accounts                             1,562,000      2,263,000
   Deferred income tax provision (benefit)                     2,417,000     (2,376,000)
   Increase in accounts receivable                              (956,000)      (802,000)
   Decrease in accounts payable and accrued expenses          (3,609,000)    (3,467,000)
   Net change in other current assets and liabilities           (539,000)     3,305,000
   Net change in other noncurrent assets and liabilities        (988,000)      (683,000)
                                                            ------------   ------------

     Net cash (used in) provided by operating activities     (10,554,000)    13,429,000
                                                            ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                         (4,668,000)   (15,664,000)
 Obligatory investments                                       (2,248,000)    (2,102,000)
                                                            ------------   ------------

     Net cash used in investing activities                    (6,916,000)   (17,766,000)
                                                            ------------   ------------

FINANCING ACTIVITIES:
 Net borrowings on credit facilities                           2,000,000              -
 Borrowings from affiliates                                    6,500,000              -
 Deferred financing costs                                        (10,000)       (32,000)
 Repayments of long-term debt                                     (8,000)        (8,000)
                                                            ------------   ------------

     Net cash provided by (used in) financing activities       8,482,000        (40,000)
                                                            ------------   ------------

     Net decrease in cash and cash equivalents                (8,988,000)    (4,377,000)
       Cash and cash equivalents at beginning of period       21,769,000     23,137,000
                                                            ------------   ------------

       Cash and cash equivalents at end of period           $ 12,781,000   $ 18,760,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


  The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

(2)   SHORT-TERM CREDIT FACILITIES

  As of April 30, 1996, GBHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of September 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime rate plus 3/4% per annum payable monthly and are guaranteed by PCC. Additionally, PCC has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

  Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1996           1995
                                                -------------   ------------
10 7/8% first mortgage
 notes, due 2004 (a)                             $185,000,000   $185,000,000
14 5/8% affiliate loan,
 due 2005 (b)                                      10,000,000     10,000,000
Other                                                 445,000        453,000
                                                -------------   ------------

 Total indebtedness                               195,445,000    195,453,000
Less - current maturities                          (2,511,000)       (11,000)
                                                -------------   ------------

 Total long-term debt                            $192,934,000   $195,442,000
                                                =============   ============

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

     Scheduled payments of long-term debt as of September 30, 1996 are set forth below:

                1996 (three months)    $      3,000
                1997                      2,512,000
                1998                      5,013,000
                1999                      5,014,000
                2000                      5,015,000
                Thereafter              177,888,000
                                       ------------

                   Total               $195,445,000
                                       ============

     Interest paid amounted to $21,029,000 and $22,404,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)    INCOME TAXES

       Components of the provision for income taxes consisted of the following:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                     ---------------------------       ----------------------------
                                        1996             1995             1996             1995
                                     -----------      ----------       -----------      -----------
Benefit in lieu of (provision
  for) federal income taxes:
           Current                   $        -       $(1,806,000)     $         -      $(3,313,000)
           Deferred                           -           782,000       (2,364,000)       1,879,000
State income tax benefit
  (provision):
           Current                            -          (509,000)               -         (905,000)
           Deferred                           -           210,000          (53,000)         497,000
                                     $        -       $(1,323,000)     $(2,417,000)     $(1,842,000)


          Holdings is included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), PHC's parent. Pursuant to agreements between Holdings, PCC, PHC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission ("CCC"). Holdings made no federal or state income tax payments during the nine month periods ended September 30, 1996 and 1995.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


           The components of the deferred tax asset as of September 30, 1996 and December 31, 1995 are as follows:

                                     SEPTEMBER 30,   DECEMBER 31,
                                          1996           1995
                                     --------------  -------------
Deferred tax assets:
 Net operating loss carryforwards     $  8,042,000    $ 1,506,000
 Allowance for doubtful accounts         6,552,000      6,829,000
 Other liabilities and accruals          2,508,000      2,089,000
 Other                                   2,016,000      1,377,000
                                      ------------    -----------

  Total deferred tax assets             19,118,000     11,801,000
                                      ------------    -----------

Deferred tax liabilities:
 Depreciation and amortization          (8,212,000)    (8,679,000)
 Other                                    (597,000)      (597,000)
                                      ------------    -----------

  Total deferred tax liabilities        (8,809,000)    (9,276,000)
                                      ------------    -----------

 Net deferred tax asset                 10,309,000      2,525,000
 Valuation allowance                   (10,309,000)             -
                                      ------------    -----------

                                      $          -    $ 2,525,000
                                      ============    ===========

          Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $17,000,000, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in 1994 for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset was more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1996.

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

          Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1996           1995
                                                         --------------  -------------

                     Due from affiliate - current           $2,284,000     $7,365,000
                     Due from affiliate - non-current        8,618,000      5,903,000
                     Due to affiliate - current               (129,000)      (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

          NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $1,431,000 and $2,246,000 during the three month periods ended September 30, 1996 and 1995, respectively, and $3,591,000 and $5,276,000 during the nine month periods ended September 30, 1996 and 1995, respectively. These fees are included in general and administrative expenses in the accompanying consolidated financial statements. Management fees payable to NJMI at September 30, 1996 and December 31, 1995 amounted to $16,000 and $28,000, respectively.

          GBHC licenses the trade name "Sands" from PHC, which licenses the name from an unaffiliated third party. Amounts payable by GBHC under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $80,000 for each of the three month periods ended September 30, 1996 and 1995 and $211,000 and $220,000 for the nine month periods ended September 30, 1996 and 1995, respectively.

          GBHC has, from time to time, advanced monies to PCC or certain of its subsidiaries and PHC or certain of its subsidiaries have advanced monies to GBHC primarily for working capital purposes. An advance to a PHC subsidiary in the amount of $5,672,000 was outstanding as of September 30, 1996 and December 31, 1995 and accrues interest at the rate of 16.5% per annum. During the third quarter of 1996, GBHC borrowed a total of $6,500,000 from PHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Repayment of

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


such borrowings from PHC and the payment of the related interest are subject to approval by the CCC. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                     ---------------------------       ----------------------------
                                        1996             1995             1996             1995
                                     -----------      ----------       -----------      -----------
Net advances                         $  52,000        $ 234,000        $   520,000      $   702,000
Affiliate loan (Note 3)               (366,000)        (366,000)        (1,097,000)      (1,097,000)

          Interest receivable on affiliate advances, included in non-current due from affiliates in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995 was $2,808,000 and $2,106,000, respectively.
Interest accrued on the affiliate loan and advance from PHC aggregating $1,092,000 and $544,000, respectively, is included in interest payable in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995.

          From time to time, GBHC performs certain services for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                     ---------------------------       ----------------------------
                                        1996             1995             1996             1995
                                     -----------      ----------       -----------      -----------
Billings to affiliates               $ 516,000        $ 242,000        $1,299,000       $ 711,000
Charges from affiliates               (204,000)        (141,000)         (704,000)       (481,000)

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(7)       RECLASSIFICATIONS

          Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                               GB HOLDINGS, INC.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

  The Sands earned income from operations of $1 million and sustained a loss from operations of $6 million for the three and nine month periods ended September 30, 1996, respectively. These results compare to income from operations of $7.3 million and $17 million earned during the same periods in 1995. Operating results have been adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in three and nine month declines in net revenues of 8.3% and 5.5%, respectively (to $71.7 million and $205.2 million in 1996 from $78.2 million and $217.1 million in 1995). In addition, marketing and advertising costs increased by $1.2 million and $10.7 million (7% and 22.8%), respectively, during the third quarter and first nine months of 1996 compared to the same periods of 1995 in response to competitive pressures.

  GAMING OPERATIONS

  The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                     ---------------------------       ----------------------------
                                        1996             1995             1996             1995
                                     -----------      ----------       -----------      -----------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                           $  21,170       $  24,978        $   61,750       $   72,521
 Slot machines                            43,663          46,038           123,934          126,616
 Other (1)                                   987           1,219             3,051            3,434
                                     -----------      ----------       -----------      -----------

  Total                                $  65,820       $  72,235        $  188,735       $  202,571
                                     ===========      ==========       ===========      ===========
TABLE GAMES:
 Gross Wagering
  (Drop) (2)                           $ 161,052       $ 170,245        $  444,435       $  463,555
                                     ===========      ==========       ===========      ===========
 Hold Percentages: (3)
  Sands                                    13.1%           14.7%             13.9%            15.6%
  Atlantic City Casino
   Gaming Industry                         15.2%           15.7%             15.5%            15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                         $ 535,346       $ 521,596        $1,510,865       $1,459,882
                                     ===========      ==========       ===========      ===========
 Hold Percentage:(3)
  Sands (4)                                 8.2%            8.8%              8.2%             8.7%

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


------------------------------
(1)  Consists of revenues from poker and simulcast horse racing wagering.

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

  Table games drop at the Sands declined $9.2 million (5.4%) and $19.1 million (4.1%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 6.6% and 5.9% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.6% and 7.9%, respectively, during the three and nine month periods ended September 30, 1996 from 8.5% and 8.6%, respectively, during the same periods of 1995. Table game drop throughout the nine month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The third quarter of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

  Slot machine handle increased $13.8 million (2.6%) and $51 million (3.5%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 2.4% and 5.5% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' maintained its market share of 6% during the third quarter of 1996 compared to 1995; however, its market share decreased slightly to 6.2% from 6.3% during the nine months ended September 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which have resulted in significant increases in the number of bus patrons for the nine months ended September 30, 1996 compared to 1995. The Sands' average number of slot machines increased .9% during the first nine months of 1996 compared to an increase of 9.2% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 118,000 square feet of casino space and further contributed to the Sands' decline in market share.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  REVENUES

  Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.4 million (8.9%) and $13.8 million (6.8%), respectively, for the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

  Rooms revenue did not change significantly during the three and nine month periods ended September 30, 1996 compared with 1995. Food and beverage revenues decreased $738,000 (7.5%) for the three month period ended September 30, 1996 compared with the 1995 period primarily due to the decline in patron volume; such revenues increased $2 million (8.1%) for the nine month period ended September 30, 1996 compared with the prior year period primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $261,000 (20.5%) and $1.6 million (54.8%), respectively, during the three and nine month periods ended September 30, 1996 compared to the 1995 periods as a result of an increase in theater entertainment revenue.

  Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 55.8% and 56.8%, respectively, during the three and nine month periods ended September 30, 1996 from 57.1% and 58.3% during the third quarter and first nine months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

  DEPARTMENTAL EXPENSES

  Casino expenses at the Sands remained flat during the third quarter of 1996 compared to 1995 and increased $12.1 million (7.7%) during the nine month period ended September 30, 1996 compared to the same period in 1995. The nine month increase is primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

  Rooms expense decreased $72,000 (15.1%) during the third quarter of 1996 as compared to the same period of 1995 resulting in a nine month decrease of $278,000 (14.2%) primarily due to increased allocation of rooms expense to casino expense resulting from increases in casino marketing activities relating to rooms. Decreased payroll expenses resulting from an overall decline in occupancy particularly during the first quarter of 1996 as compared to 1995 also contributed to the reduction in rooms expense. Food and beverage expense did not change significantly during the three month period ended

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


September 30, 1996 compared to the three month period ended September 30, 1995. The increase of $1.2 million (17%) in food and beverage expense during the nine month period ended September 30, 1996 compared to the same period in 1995 reflects increased costs associated with the Epic Buffet which were partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses increased $812,000 (167.8%) and $1 million (68.6%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods in 1995 as increases in theater entertainment costs were partially offset by increased allocations to the casino department.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses decreased $1.3 million (21.9%) and $3.4 million (19.2%), respectively, during the three and nine month periods ended September 30, 1996 as compared to the 1995 periods primarily due to decreases in management fees, equipment rental and legal expenses. In addition, cost containment measures implemented by management helped reduce administrative costs during the third quarter.

  INTEREST

  Interest income decreased $114,000 (24.1%) and $173,000 (12.8%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995 due to a decrease in the amount of cash available for temporary cash investments. Interest expense did not change significantly during the three and nine months ended September 30, 1996 and 1995 compared to the prior year periods.

  INCOME TAX BENEFIT (PROVISION)

  Holdings is included in HCC's consolidated federal income tax return. Pursuant to agreements between Holdings, PHC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

  Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $17 million, none of which expire before the years 2001 and 2009, respectively, for state and federal tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in 1994 for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


determine that the realization of such asset was more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1996.

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

  OPERATING ACTIVITIES

  At September 30, 1996, GBHC had cash and cash equivalents of $12.8 million. GBHC sustained an operating cash flow deficit of $10.6 million for the nine months ended September 30, 1996 compared to net cash generated from operations of $13.4 million during the 1995 period, resulting in an aggregate decline in operating cash flow of $24 million and a decline in working capital of $25.4 million compared to September 30, 1995. GBHC utilized its existing cash, available lines of credit and short-term borrowings from affiliates during the first nine months of 1996 to meet its operating needs, to fund capital additions totaling $4.7 million and to make obligatory investments of $2.2 million.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

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

  As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of September 30, 1996, $2 million was outstanding under the line of credit. No other lines of credit are currently available to GBHC.

  During the third quarter of 1996, GBHC borrowed $6.5 million from PHC for working capital purposes with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Repayment of such borrowings and payment of the related accrued interest is subject to regulatory approval.

  Scheduled maturities of long-term debt during the remainder of 1996 are $3,000. Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes.

  CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

  Capital expenditures at the Sands during the nine month period ended September 30, 1996 amounted to approximately $4.7 million and management anticipates capital expenditures during the remainder of 1996 will be approximately $1 million. Projects currently planned during the remainder of 1996 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

  The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1996 totaled $2.2 million and are anticipated to be approximately $800,000 during the remainder of 1996.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  SUMMARY

  As previously discussed, GBHC sustained a significant cash flow deficit from operations during the nine month period ended September 30, 1996 and required additional cash from affiliate borrowings and its line of credit to meet its financial obligations.

  In order to fund its future cash requirements, including debt service and obligatory investments, GBHC will need to achieve substantially improved operating results or rely on additional borrowings from affiliates. It appears that absent any further material deterioration of operating results, GBHC will be able to rely on borrowings from affiliates to meet its obligations in the near term; however, GBHC's long-term financial viability is dependent on a substantial improvement in operating results of the Sands as GBHC's affiliates have certain limitations on their ability to provide ongoing financial support.

  During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

PART II:  OTHER INFORMATION
---------------------------

  The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GB HOLDINGS, INC.
                                               GB PROPERTY FUNDING CORP.
                                    -------------------------------------------
                                                       Registrants

Date:  November 12, 1996            By:    /s/  John C. Hull
       -----------------               ----------------------------------------
                                                John C. Hull
                                       Principal Accounting Officer