Form 10-K
period 1996-12-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1997-03-31
CIK 912906, 906595, 912926

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1996
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number             33-69716
                       --------------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its Charter)
               DELAWARE                                 75-2502290
               DELAWARE                                 75-2502293
              NEW JERSEY                                22-2242014
------------------------------------------   -----------------------------------
  (States or other jurisdictions of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.'s)

   TWO GALLERIA TOWER, SUITE 2200
       13455 NOEL ROAD, LB48
         DALLAS, TEXAS                                   75240
------------------------------------------   -----------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code):      (972) 386-9777
                                                     ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         $185,000,000 PRINCIPAL
AMOUNT OF 10 7/8% FIRST MORTGAGE NOTES DUE
            JANUARY 15, 2004                      AMERICAN STOCK EXCHANGE
------------------------------------------  ------------------------------------
     Title of each class                    Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

          Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X      NO
                                                             -----      -----

          As of March 25, 1997, 1,000 shares of Common Stock of GB Holdings, Inc., $1.00 par value, were outstanding, all of which were held by an affiliate. As of March 25, 1997, 1,000 shares of Common Stock of GB Property Funding Corp., $1.00 par value, and 100 shares of Common Stock of Greate Bay Hotel and Casino, Inc., no par value, were outstanding, all of which were held by GB Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                     NONE

          Each of the Registrants meet the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART I


ITEM 1.  BUSINESS

GENERAL
-------

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

          GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation). GBCC is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934.

          GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the 10 7/8% First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands. The Sands is managed by New Jersey Management, Inc. ("NJMI"), also an indirect, wholly owned subsidiary of GBCC.

THE SANDS
---------

          For a description of the Sands' facilities, please refer to "Item 2. - Properties." The Sands has begun a phased introduction of a motion picture theme (the "Hollywood Theme") currently used by other gaming facilities managed by subsidiaries of GBCC on behalf of Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding stock of GBCC. The Hollywood Theme incorporates designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment, retail and dining areas. Management believes the timelessness and flexibility of the Hollywood Theme will have particular appeal to Atlantic City casino patrons who tend to visit frequently. Implementation of the Hollywood Theme, which will be accomplished as part of the ongoing capital improvements program, began with the 1995 openings of the "Epic Buffet," a highly themed food and beverage facility, and the Hollywood Casino(R) Studio Store, a highly themed retail store. The conversion is expected to be completed in the near future.

          Business Strategy. The Sands' marketing strategy in the highly
          -----------------
competitive Atlantic City market has consisted of seeking higher-value repeat patrons though its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

          Generally, the Sands has three types of patrons: high-end patrons, drive-in patrons, and bus patrons. High-end patrons have gaming budgets of $5,000 or more per visit, drive-in patrons typically live within a 200 mile radius of the Sands and utilize the Sands' parking garage and bus patrons are generally day-travelers who purchase "ticket coin packages" which include bus transportation to and from the casino and a specified amount of coins to use in the casino.

          The marketing strategy of the Sands has been to attract higher-value, repeat patrons who return frequently and typically have larger gaming budgets than other patrons who do not gamble regularly. The Sands has implemented this strategy through its focus of capital dollars in its high-end product and conversion to the Hollywood Theme. The Sands' facilities and programs, including the Plaza Club, the Island Club and hotel suites, have been designed to appeal principally to these target patrons.

          In implementing the Sands' marketing and operating strategy, the Sands uses proprietary casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), an affiliate of GBHC. This technology includes ACSC's table game and slot machine monitoring systems which enable the Sands to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. ACSC's systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs. ACSC also has developed a system that the Sands utilizes to capture and maintain patron information necessary in implementing its casino players' card and other data base marketing programs.

          Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

          The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Competition.  The Sands faces intense competition from the 11 other
          -----------
existing Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. Several companies recently announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts and Circus Circus have jointly submitted a proposal to the city for an approximately $1 billion resort complex consisting of two casinos, two 2,000 room hotels, several theaters and an upscale shopping concourse. The State of New Jersey has committed funding to build a tunnel to access this complex. Also, Sun International recently acquired an existing casino in Atlantic City and has announced plans for a $500 million expansion and renovation including the addition of 1,400 hotel rooms and a 22,000 square foot expansion of gaming space. Also during 1996, Hilton Hotels Corporation ("Hilton") acquired Bally Entertainment Corporation which operated two casino properties in Atlantic City. The acquisition immediately established Hilton as a presence in the Sands' market and, given the strength of the Hilton brand name, has resulted in a new and formidable competitor. Hilton has also announced its intention to launch a tender offer for control of ITT Corporation, owner and operator of Caesars Atlantic City, and is attempting to acquire control of Claridge Hotel and Casino Corp. through the acquisition of a significant portion of its outstanding debt. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1996 and 1993 requires the allocation of an aggregate of $175 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such legislation. Plans have been announced by other casino operators to complete in excess of 3,400 rooms within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

          In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking facilities, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes its operating strategy and facilities will enable it to compete against most other Atlantic City casino/hotels, many of which have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC.

          Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, slot machines are now allowed at race tracks in the State of Delaware.

          Industry Developments.  A number of significant changes to the
          ---------------------
regulations governing the casino industry have been approved by New Jersey regulators in recent years. Additional deregulation of the industry occurred in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act"). Among other things, the amendments allow an increase from 50,000 to 60,000 square feet of casino space for the minimum required 500 hotel rooms, eliminate any licensing requirements for certain hotel employees, provide for temporary licensing for all casino employees, increase the maximum renewal period of casino licenses for up to four years, permit the square footage of simulcast space to be considered in determining the permissible density of slot machines, and eliminate business and experience requirements for employee licensing. The legislation also removes the ownership limit of three casino licenses per person.

          Partly as a result of such regulatory changes, the Atlantic City gaming industry has continued to grow. Revenues have increased from $3.4 billion in 1994 to $3.7 billion in 1995 (an increase from the previous year of 9.5%) and to $3.8 billion in 1996 (an increase from the previous year of 1.8%). The 1996 increase resulted primarily from an overall expansion of gaming space to approximately one million square feet at the end of 1996 from approximately 950,000 square feet at the end of 1995, an increase in the number of hotel rooms available in the Atlantic City market and an intense marketing campaign undertaken by the industry during most of 1996.

          Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1996 slot win accounted for approximately 68.9% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

          Casino Credit.  Casino operations are conducted on both a credit and a
          -------------
cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1996, gaming credit extended to Sands' customers accounted for approximately 26.1% of overall table game wagering, while table game wagering accounted for approximately 22.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $24.4 million before allowances for uncollectible gaming receivables amounting to $15.5 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

          License Agreement.  GBCC entered into a 99-year license agreement (the
          -----------------
"Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $283,000 during the year ended December 31, 1996 and $288,000 during each of the years ended December 31, 1995 and 1994.

          Employees and Labor Relations.  In Atlantic City, all casino
          -----------------------------
employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1996, there were approximately 3,200 employees at the Sands. The Sands has collective bargaining agreements with two unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreements expire in September 1999. Management considers its labor relations to be good.

CASINO REGULATION
-----------------

          Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in many casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

          Casino Licenses.  The Casino Act requires that all casino operations
          ---------------
be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination,

GBHC and NJMI have been issued plenary casino licenses, and GBCC has been approved as a holding company of a casino licensee.

          The plenary licenses issued to GBHC and NJMI to own and operate the Sands were renewed by the Casino Commission in September 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates.

          The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1996, 1995 and 1994, the taxes assessed by, and the license and other fees paid by the Sands to the Casino Commission amounted to $23.5 million, $25 million and $24.5 million, respectively.

          The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

          GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1996, 1995 and 1994 totaling $1.5 million, $250,000 and $2.5 million, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 and 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility.

          The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Casino Commission. In the case of corporate holding companies whose stock is publicly traded, the Casino Commission may require divestiture of the security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

          Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing to the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the

Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2.  PROPERTIES

          The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,000 slot machines and approximately 125 table games; a hotel with 532 rooms (including 58 suites); six restaurants; a cocktail lounge, two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,900 vehicles. In addition, a warehouse near Atlantic City and a building located in Atlantic City that houses a print shop and auto shop support the operations of the Sands.

          On February 17, 1994, GB Property Funding issued the 10 7/8% First Mortgage Notes collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million will become due on each interest payment date with the balance due at maturity. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

          The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture provides for the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

ITEM 3.  LEGAL PROCEEDINGS

          GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of Holdings or GBHC.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          GB Property Funding's common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by Holdings.

          GBHC's common stock, 100 shares with no par value per share, is its sole voting security; all of the 100 shares are owned by Holdings.

          Holdings' common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares are owned by PCC.

          Neither GB Property Funding nor Holdings have paid any dividends in the past and have no plans to pay any dividends in the future. GBHC is currently restricted from the payment of dividends by the Casino Commission without prior approval.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Holdings. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or Holdings in particular, and other risks indicated in Holdings' filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", estimates", "anticipates" and similar expressions as they relate to Holdings or its management are intended to identify forward-looking statements.

     GENERAL

          The Sands sustained a loss from operations of $8.3 million for the year ended December 31, 1996 compared to income from operations of $17.4 million earned during 1995. Operating results have been adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in a decline in net revenues of 6.8% (to $264.8 million in 1996 from $284 million in 1995). In addition, marketing and advertising costs increased by $10.9 million (17.3%) during 1996 compared to 1995 in response to competitive pressures.

     GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                 YEAR ENDED DECEMBER 31,
                          -------------------------------------
                             1996         1995         1994
                          -----------  -----------  -----------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games              $   79,127   $   95,835   $   96,485
 Slot machines               159,972      163,821      155,381
 Other (1)                     3,790        4,392        4,341
                          ----------   ----------   ----------

  Total                   $  242,889   $  264,048   $  256,207
                          ==========   ==========   ==========
TABLE GAMES:
 Gross Wagering
  (Drop) (2)              $  576,577   $  606,283   $  605,854
                          ==========   ==========   ==========
 Hold Percentages: (3)
  Sands                         13.7%        15.8%        15.9%
  Atlantic City Casino
   Gaming Industry              15.5%        15.9%        15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)            $1,954,612   $1,892,159   $1,760,279
                          ==========   ==========   ==========
 Hold Percentage:(3)
  Sands (4)                      8.2%         8.7%         8.8%

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

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million, in slot machine revenues resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

          Table games drop at the Sands declined $29.7 million (4.9%) during 1996 compared with 1995. The Sands' decrease compares with an increase of 5% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.7% during 1996 from 8.5% during 1995.

Table game drop throughout the year was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The last six months of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

          Slot machine handle increased $62.5 million (3.3%) during 1996 compared with 1995. The Sands' increase compares with a 4.9% increase in slot machine handle for all other Atlantic City casinos. As a result, the Sands' market share of slot machine play declined slightly to 6.1% from 6.2% during 1995. The increase in slot machine handle is largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

          Casino revenues at the Sands decreased by $21.2 million (8%) during 1996 compared with 1995. Most of the decline in casino revenues is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in the table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

          Rooms revenue did not change significantly during 1996 compared with 1995. Food and beverage revenues increased $1.6 million (4.9%) during 1996 compared with 1995 primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $1.4 million (31.3%) during 1996 compared to 1995 as a result of an increase in theater entertainment revenue.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 56.1% during 1996 from 57.6% during 1995. Such decrease is primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

     DEPARTMENTAL EXPENSES

          Casino expenses at the Sands increased $9.7 million (4.6%) during 1996 compared to 1995. The increase is primarily due to the expansion of various marketing programs in response to competitive pressures. During much of 1996, an unprecedented and highly aggressive industry wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages offered to bus patrons. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense. Such increases have been partially offset by a $1.6 million reduction in gaming taxes during 1996 compared with 1995.

          Rooms expense decreased $186,000 (7.1%) during 1996 as compared to 1995 primarily due to increased allocation of rooms expense to casino expense resulting from increases in casino marketing activities relating to rooms. Food and beverage expense increased $867,000 (8.9%) during 1996 compared to 1995. This increase reflects increased costs associated with the Epic Buffet which were partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses increased $1.3 million (63.5%) during 1996 compared with 1995 as increases in theater entertainment costs were partially offset by increased allocations to the casino department.

     GENERAL AND ADMINISTRATIVE

          General and administrative expenses decreased $4.5 million (19.7%) during 1996 as compared to 1995 primarily due to decreases in management fees and equipment rentals. In addition, cost containment measures implemented by management contributed to a reduction in administrative costs during the second half of 1996.

     INTEREST

          Interest income decreased $218,000 (12.1%) during 1996 compared with 1995 due to a decrease in the amount of cash available for temporary cash investments. Interest expense did not change significantly during 1996 compared to the prior year.

     INCOME TAX BENEFIT (PROVISION)

          Holdings' operations have been included in HCC's consolidated federal income tax return for periods through December 31, 1996. Pursuant to agreements between Holdings, GBCC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed .

          Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $24 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in 1994 for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that the realization of such asset was more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

          Holdings' only operations and resulting sources of liquidity and capital resources are those of its wholly owned subsidiary, GBHC, whose only operations in turn are those of the Sands. Prior to 1996,

GBHC's earnings before depreciation, interest, amortization, taxes and intercompany management fees were sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. GBHC has also used short-term borrowings to fund seasonal cash needs and for certain capital projects.

     OPERATING ACTIVITIES

          At December 31, 1996, GBHC had cash and cash equivalents of $15.6 million. GBHC sustained an operating cash flow deficit of $6.1 million for 1996 compared to net cash generated from operations of $20.7 million during 1995, resulting in an aggregate decline in operating cash flow of $26.8 million and a decline in working capital of $28.2 million compared to December 31, 1995. GBHC utilized its existing cash, available lines of credit and borrowings from affiliates during 1996 to meet its operating needs, to fund capital additions totaling $5.5 million and to make obligatory investments of $3.1 million.

     FINANCING ACTIVITIES

          During February 1994, GBHC refinanced virtually all of its outstanding debt as part of an overall restructuring by GBCC (the "GBCC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% Senior Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the GBCC Recapitalization, a subsidiary of GBCC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain tests required by the indenture for the 10 7/8% First Mortgage Notes.

          As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of December 31, 1996, $2 million was outstanding under the line of credit; the outstanding balance was repaid in January 1997 with proceeds from affiliate borrowings and the line of credit was cancelled.

          During the third quarter of 1996, GBHC borrowed $6.5 million from GBCC for working capital purposes with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1.5 million from GBCC and $5 million from other subsidiaries of GBCC on similar terms. Repayment of such borrowings and payment of the related accrued interest is subject to regulatory approval.

          Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes. Total scheduled maturities of long-term debt during 1997 are $2.5 million.

     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

          Capital expenditures at the Sands during 1996 amounted to approximately $5.5 million and management anticipates capital expenditures during 1997 will be approximately $4.6 million. Projects currently planned during 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

          The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1996 totaled $3.1 million and are anticipated to be approximately $3.1 million during 1997 as well.

     SUMMARY

          As reflected in the consolidated financial statements, Holdings has incurred a net loss exclusive of management fees of $26.7 million in 1996 which in turn generated an operating cash flow deficit of $6.1 million. As a consequence Holdings has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6.5 million to GBCC for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million.

          Holdings' remaining principal and interest requirements during 1997, exclusive of interest of $10.1 million paid in January, amount to $12.6 million. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first two months of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes that its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable Holdings to satisfy its debt service requirements for 1997.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
GB PROPERTY FUNDING CORP.
 Report of Independent Public Accountants to GB Property
  Funding Corp............................................................ 15

 Balance Sheets of GB Property Funding Corp. as of
  December 31, 1996 and 1995.............................................. 16

 Statements of Operations of GB Property Funding Corp.
  for the Years Ended December 31, 1996, 1995 and 1994.................... 17

 Statements of Cash Flows of GB Property Funding Corp.
  for the Years Ended December 31, 1996, 1995 and 1994.................... 18

 Notes to Financial Statements of GB Property Funding Corp................ 19


GB HOLDINGS, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants to GB Holdings, Inc.
  and Subsidiaries........................................................ 22

 Consolidated Balance Sheets of GB Holdings, Inc.
  and Subsidiaries as of December 31, 1996 and 1995....................... 23

 Consolidated Statements of Operations of GB Holdings, Inc.
  and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994... 25

 Consolidated Statement of Changes in Shareholder's (Deficit)
  Equity of GB Holdings, Inc. and Subsidiaries for the Three Years
  Ended December 31, 1996................................................. 26

 Consolidated Statements of Cash Flows of GB Holdings, Inc.
  and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994... 27

 Notes to Consolidated Financial Statements of GB Holdings, Inc.
  and Subsidiaries........................................................ 28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To GB Property Funding Corp.:

          We have audited the accompanying balance sheets of GB Property Funding Corp. (the Company, a Delaware corporation and wholly owned subsidiary of GB Holdings, Inc.) as of December 31, 1996 and 1995 and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Property Funding Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                BALANCE SHEETS


                                    ASSETS

                                              DECEMBER 31,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Current assets:
 Cash                                  $      1,000  $      1,000
 Interest receivable from affiliate       9,277,000     9,277,000
 Note receivable from affiliate           2,500,000             -
                                       ------------  ------------

  Total current assets                   11,778,000     9,278,000
                                       ------------  ------------

Note receivable from affiliate          182,500,000   185,000,000
                                       ------------  ------------

                                       $194,278,000  $194,278,000
                                       ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term debt        $  2,500,000  $          -
 Accrued interest payable                       9,277,000     9,277,000
                                             ------------  ------------

 Total current liabilities                     11,777,000     9,277,000
                                             ------------  ------------

Long-term debt                                182,500,000   185,000,000
                                             ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $194,278,000  $194,278,000
                                             ============  ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS

                                       YEAR ENDED DECEMBER 31,
                           ------------------------------------------------
                              1996               1995               1994
                           -----------        -----------        ----------

Revenues:
 Interest income           $20,119,000        $20,119,000        $17,548,000

Expenses:
 Interest expense           20,119,000         20,119,000         17,548,000
                           -----------        -----------        -----------

  Net income               $         -        $         -        $         -
                           ===========        ===========        ===========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                       1996             1995            1994
                                                    ----------       ----------      -----------
OPERATING ACTIVITIES:
 Net income                                            $   -           $   -        $         -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Increase in interest receivable from affiliate           -               -         (9,277,000)
  Increase in accrued interest payable                     -               -          9,277,000
                                                       ------          -----        -----------

   Net cash provided by operating activities               -               -                  -
                                                       ------          -----        -----------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                -               -         18,500,000
 Loans to affiliate                                        -               -        (18,500,000)
                                                       ------         ------        -----------

  Net cash provided by financing activities                -               -                  -
                                                       ------          -----        -----------

  Net change in cash                                                                          -
  Cash at beginning of year                             1,000          1,000              1,000
                                                       ------         ------        -----------

  Cash at end of year                                  $1,000         $1,000        $     1,000
                                                       ======         ======        ===========

                The accompanying notes to financial statements
              are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND OPERATIONS

   GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation). Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

   GB Property Funding has no operations and is dependent on the repayment of its note to GBHC for servicing its debt obligations. Administrative services for GB Property Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

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

(2)  LONG-TERM DEBT

   On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity.

   The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands. The proceeds of the 10 7/8% First Mortgage Notes were loaned to GBHC on the same terms and conditions.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

   Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $20,119,000 during each of the years ended December 31, 1996 and 1995 and $8,271,000 during the year ended December 31, 1994.

(3)  INCOME TAXES

   GB Property Funding's operations have been included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC") for periods through December 31, 1996. Prior to December 31, 1996, HCC owned approximately 80% of the outstanding common stock of GBCC. Pursuant to agreements between Holdings, GBCC and HCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the years ended December 31, 1996, 1995 and 1994, no provisions or payments have been made under the agreements.

(4)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH - The carrying amount approximates fair value.
   ----

   INTEREST RECEIVABLE AND INTEREST PAYABLE - The carrying amount approximates
   ----------------------------------------
fair value because of the short maturity of the obligation.

   NOTE RECEIVABLE AND LONG-TERM DEBT - The fair value of GB Property Funding's
   ----------------------------------
note receivable and long-term debt was estimated based on the quoted market prices for recent trades of the issue.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

   The estimated carrying amounts and fair values of GB Property Funding's financial instruments are as follows:

                                        DECEMBER 31, 1996          DECEMBER 31, 1995
                                   --------------------------  --------------------------
                                     CARRYING                    CARRYING
                                      AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                   ------------  ------------  ------------  ------------
Financial Assets
  Cash                             $      1,000  $      1,000  $      1,000  $      1,000
  Interest receivable                 9,277,000     9,277,000     9,277,000     9,277,000
  Note receivable from affiliate    185,000,000   154,475,000   185,000,000   160,950,000

Financial Liabilities
  Interest payable                    9,277,000     9,277,000     9,277,000     9,277,000
  10 7/8% First Mortgage Notes      185,000,000   154,475,000   185,000,000   160,950,000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. (the Company, a Delaware corporation and wholly owned subsidiary of Pratt Casino Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's (deficit) equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                  ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           DECEMBER 31,
                                                  -----------------------------
                                                       1996            1995
                                                  -------------   -------------
Current Assets:
 Cash and cash equivalents                        $  15,624,000   $  21,769,000
 Accounts receivable, net of allowances
  of $15,524,000 and $16,494,000, respectively       10,112,000      11,350,000
 Inventories                                          3,873,000       4,268,000
 Due from affiliate                                   2,382,000       7,638,000
 Refundable deposits and other current
  assets                                              3,180,000       4,736,000
                                                  -------------   -------------

  Total current assets                               35,171,000      49,761,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,093,000      37,807,000
 Buildings and improvements                         185,508,000     185,077,000
 Operating equipment                                 91,865,000      87,489,000
 Construction in progress                             1,535,000       2,310,000
                                                  -------------   -------------

                                                    317,001,000     312,683,000
 Less - accumulated depreciation and
  amortization                                     (160,987,000)   (145,243,000)
                                                  -------------   -------------

 Net property and equipment                         156,014,000     167,440,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               6,382,000       5,521,000
 Due from affiliate                                  17,606,000      13,681,000
 Deferred financing costs and other assets            9,265,000       9,155,000
                                                  -------------   -------------

  Total other assets                                 33,253,000      28,357,000
                                                  -------------   -------------

                                                  $ 224,438,000   $ 245,558,000
                                                  =============   =============

               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS


                LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

                                                     DECEMBER 31,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------

Current Liabilities:
 Current maturities of long-term debt        $  2,512,000   $     11,000
 Short-term credit facilities                   2,000,000              -
 Short-term borrowings from affiliates          6,500,000              -
 Accounts payable                               7,881,000      8,409,000
 Accrued liabilities -
  Salaries and wages                            4,981,000      5,108,000
  Interest                                     10,978,000      9,828,000
  Insurance                                     3,112,000      2,330,000
  Other                                         6,683,000      6,365,000
 Due to affiliates                                826,000        359,000
 Other current liabilities                      5,429,000      4,890,000
                                             ------------   ------------

  Total current liabilities                    50,902,000     37,300,000
                                             ------------   ------------

Long-Term Debt                                192,930,000    195,442,000
                                             ------------   ------------

Other Noncurrent Liabilities                    1,550,000      2,390,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's (Deficit) Equity:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                       1,000          1,000
 Additional paid-in capital                    18,438,000     18,438,000
 Accumulated deficit                          (39,383,000)    (8,013,000)
                                             ------------   ------------

  Total shareholder's (deficit) equity        (20,944,000)    10,426,000
                                             ------------   ------------

                                             $224,438,000   $245,558,000
                                             ============   ============

               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                              YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                        1996           1995           1994
                                    ------------  -------------  -------------
Revenues:
 Casino                             $242,889,000   $264,048,000   $256,207,000
 Rooms                                 9,446,000      9,602,000      9,611,000
 Food and beverage                    34,638,000     33,029,000     29,762,000
 Other                                 5,717,000      4,354,000      4,502,000
                                    ------------   ------------   ------------

                                     292,690,000    311,033,000    300,082,000
 Less - Promotional allowances       (27,929,000)   (27,083,000)   (24,943,000)
                                    ------------   ------------   ------------

  Net revenues                       264,761,000    283,950,000    275,139,000
                                    ------------   ------------   ------------

Expenses:
 Casino                              218,990,000    209,282,000    198,270,000
 Rooms                                 2,419,000      2,605,000      3,005,000
 Food and beverage                    10,618,000      9,751,000     10,171,000
 Other                                 3,258,000      1,993,000      3,635,000
 General and administrative           18,486,000     23,021,000     23,439,000
 Depreciation and amortization        19,310,000     19,937,000     18,872,000
                                    ------------   ------------   ------------

  Total expenses                     273,081,000    266,589,000    257,392,000
                                    ------------   ------------   ------------

(Loss) income from operations         (8,320,000)    17,361,000     17,747,000
                                    ------------   ------------   ------------

Non-operating income (expense):
 Interest income                       1,590,000      1,808,000      2,186,000
 Interest expense, net of
  capitalized interest of $762,000
  in 1994                            (22,236,000)   (21,680,000)   (21,053,000)
 Gain on sale of assets                   13,000         56,000         73,000
                                    ------------   ------------   ------------

  Total non-operating expense, net   (20,633,000)   (19,816,000)   (18,794,000)
                                    ------------   ------------   ------------

Loss before income taxes             (28,953,000)    (2,455,000)    (1,047,000)
 Income tax provision                 (2,417,000)      (186,000)      (920,000)
                                    ------------   ------------   ------------

Net loss                            $(31,370,000)  $ (2,641,000)  $ (1,967,000)
                                    ============   ============   ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)


                       CONSOLIDATED STATEMENT OF CHANGES
                  IN SHAREHOLDER'S (DEFICIT) EQUITY (NOTE 1)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                      ADDITIONAL
                              COMMON STOCK             PAID-IN     ACCUMULATED
                                 SHARES     AMOUNT     CAPITAL        DEFICIT
                              ------------  -------  -----------   -------------

BALANCE, JANUARY 1, 1994         1,000      $1,000   $ 3,438,000   $ (3,405,000)
  Capital contribution               -           -    15,000,000              -
  Net loss                           -           -             -     (1,967,000)
                                 -----      ------   -----------   ------------

BALANCE, DECEMBER 31, 1994       1,000       1,000    18,438,000     (5,372,000)
  Net loss                           -           -             -     (2,641,000)
                                 -----      ------   -----------   ------------

BALANCE, DECEMBER 31, 1995       1,000       1,000    18,438,000     (8,013,000)
  Net loss                           -           -             -    (31,370,000)
                                 -----      ------   -----------   ------------

BALANCE, DECEMBER 31, 1996       1,000      $1,000   $18,438,000   $(39,383,000)
                                 =====      ======   ===========   ============

      The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                    YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1996            1995          1994
                                                           ------------   -------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                  $(31,370,000)  $ (2,641,000)  $  (1,967,000)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization, including
    accretion of debt discount                               19,310,000     19,937,000      18,917,000
  Gain on sale of assets                                        (13,000)       (56,000)        (73,000)
  Provision for doubtful accounts                             2,167,000      2,988,000       3,283,000
  Deferred income tax provision (benefit)                     2,417,000     (2,458,000)      3,711,000
  Increase in accounts receivable                            (1,235,000)      (965,000)     (3,098,000)
  Increase in accounts payable and accrued expenses           1,795,000      3,297,000         605,000
  Net change in other current assets and liabilities          2,044,000      2,560,000      (1,693,000)
  Net change in other noncurrent assets and liabilities      (1,185,000)    (1,921,000)     (2,030,000)
                                                           ------------   ------------   -------------

    Net cash (used in) provided by operating activities      (6,070,000)    20,741,000      17,655,000
                                                           ------------   ------------   -------------

INVESTING ACTIVITIES:
 Net property and equipment additions                        (5,505,000)   (19,156,000)    (20,133,000)
 Proceeds from disposition of assets                             13,000         56,000          73,000
 Obligatory investments                                      (3,062,000)    (2,967,000)       (826,000)
                                                           ------------   ------------   -------------

   Net cash used in investing activities                     (8,554,000)   (22,067,000)    (20,886,000)
                                                           ------------   ------------   -------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                           -              -     195,000,000
 Net borrowings on credit facilities                          2,000,000              -               -
 Deferred financing costs                                       (10,000)       (32,000)     (6,827,000)
 Repayments of long-term debt                                   (11,000)       (10,000)   (161,676,000)
 Capital contributions                                                -              -      15,000,000
 Net borrowings from (repayments to) affiliates               6,500,000              -     (28,083,000)
                                                           ------------   ------------   -------------

  Net cash provided by (used in) financing activities         8,479,000        (42,000)     13,414,000
                                                           ------------   ------------   -------------

  Net (decrease) increase in cash and cash equivalents       (6,145,000)    (1,368,000)     10,183,000
    Cash and cash equivalents at beginning of year           21,769,000     23,137,000      12,954,000
                                                           ------------   ------------   -------------

    Cash and cash equivalents at end of year               $ 15,624,000   $ 21,769,000   $  23,137,000
                                                           ============   ============   =============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     GB Holdings, Inc. ("Holdings") is a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation.
PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. Holdings has no operating activities and its only significant asset is its investment in GBHC. As the above entities were under common control, the merger was accounted for similar to a pooling of interests; accordingly, the accompanying 1994 consolidated financial statements have been presented as if the accounts and operations of Holdings and GBHC had always been combined. All significant intercompany balances and transactions have been eliminated. Holdings had no operating activities prior to the merger.

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 4).

     GBHC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

     The accompanying consolidated financial statements have been prepared assuming Holdings will continue as a going concern. As reflected in the consolidated financial statements, Holdings has incurred a net loss exclusive of management fees of $26,726,000 in 1996 which in turn generated an operating cash flow deficit of $6,070,000. As a consequence, Holdings has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6,500,000 to GBCC for use by the Sands (see Note 6), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000.

     Holdings' remaining principal and interest requirements during 1997, exclusive of interest of $10,078,000 paid in January, amount to $12,610,000. Due to mild winter weather conditions compared

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first two months of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforseen events, management believes that its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable Holdings to satisfy its debt service requirements for 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 1994, the Sands removed certain progressive jackpots from the gaming floor in accordance with regulations of the New Jersey Casino Control Commission (the "Casino Commission"), resulting in the reduction of $1,035,000 of progressive jackpot liabilities, and the corresponding recognition of an equal amount of slot machine revenues.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms,

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

food and beverage and other operating departments to the casino department during the years ended December 31, 1996, 1995 and 1994 were as follows:

                             1996            1995            1994
                          -----------     -----------     -----------

Rooms                     $ 6,170,000     $ 6,023,000     $ 6,080,000
Food and Beverage          29,357,000      28,259,000      24,611,000
Other                       4,435,000       3,631,000       3,393,000
                          -----------     -----------     -----------

                          $39,962,000     $37,913,000     $34,084,000
                          ===========     ===========     ===========

  CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,167,000, $2,988,000 and $3,283,000 were made during the years ended December 31, 1996, 1995 and 1994, respectively.

  INVENTORIES -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

  PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

Buildings and improvements                        25-40 years
Operating equipment                                 3-7 years

     On October 1, 1996, GBHC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes the change in estimated life more appropriately reflects the timing of the economic benefit to be received from these assets. For the year ended December 31, 1996, the effect of this change reduced depreciation and amortization expense and net loss by approximately $761,000.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

  DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. The unamortized balance of deferred financing costs amounted to $5,045,000 and $5,764,000 at December 31, 1996 and 1995,
respectively. Amortization of such costs was $729,000, $755,000 and $657,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, GBHC does not believe that any material impairment currently exists related to its long-lived assets.

  ACCRUED INSURANCE -

     GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, GBHC's ultimate liability may differ from the amounts accrued.

  INCOME TAXES -

     Holdings' operations have been included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC") for periods through December 31, 1996. Prior to December 31, 1996, HCC owned approximately 80% of the outstanding stock of GBCC. Pursuant to agreements between Holdings, PCC, GBCC and HCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

INTEREST EXPENSE -

     Interest expense includes the accretion of debt discount amounting to $45,000 for the year ended December 31, 1994.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS -

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

(3)  SHORT-TERM CREDIT FACILITIES

     During June 1994, GBHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provided for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by PCC. As of April 30, 1996, GBHC extended $2,000,000 of the line of credit until April 30, 1997. Additionally, PCC pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. As of December 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. The line of credit was repaid upon maturity of the pledged certificate of deposit during January 1997 with proceeds from affiliate borrowings (see Note 6) and the line of credit was cancelled.

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                          DECEMBER 31,
                                  ---------------------------
                                      1996           1995
                                  ---------------------------

10 7/8% first mortgage
 notes, due 2004 (a)              $185,000,000   $185,000,000
14 5/8% affiliate loan,
 due 2005 (b)                       10,000,000     10,000,000
Other                                  442,000        453,000
                                  ------------   ------------

 Total indebtedness                195,442,000    195,453,000
Less - current maturities           (2,512,000)       (11,000)
                                  ------------   ------------

 Total long-term debt             $192,930,000   $195,442,000
                                  ============   ============

--------------------------
(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

(b) On February 17, 1994, GBHC issued a $10,000,000 subordinated promissory note to an affiliate. The note bears interest at the rate of 14 5/8% per annum, payable semiannually commencing August 17, 1994, subject to maintaining average daily cash balances required by the indenture for the 10 7/8% First Mortgage Notes, with the principal due in February 2005.

     Scheduled payments of long-term debt as of December 31, 1996 are set forth below:

             1997                      $  2,512,000
             1998                         5,013,000
             1999                         5,014,000
             2000                         5,016,000
             2001                         5,017,000
             Thereafter                 172,870,000
                                       ------------

             Total                     $195,442,000
                                       ============

     Interest paid, net of amounts capitalized, amounted to $21,086,000, $22,411,000 and $12,992,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1996           1995          1994
                                      -------------  ------------  ------------
(Provision for) benefit in lieu
of federal income taxes:
  Current                             $  7,412,000   $(2,052,000)  $ 2,089,000
  Deferred                                 657,000     1,953,000    (2,827,000)
State income tax (provision)
 benefit:
  Current                                2,156,000      (592,000)      702,000
  Deferred                                 187,000       505,000      (884,000)
Valuation allowance                    (12,829,000)            -             -
                                      ------------   -----------   -----------

                                      $ (2,417,000)  $  (186,000)  $  (920,000)
                                      ============   ===========   ===========

     Holdings made no federal tax payments during the years ended December 31, 1996, 1995 and 1994. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the Casino Commission. Holdings also paid no state income taxes during the years ended December 31, 1996 and 1995. During the year ended December 31, 1994, Holdings paid state income taxes of $1,000. Additionally, $278,000 of current federal taxes payable were offset against other intercompany obligations in 1995 (see Note 9).

     A reconciliation between the calculated tax provision based on the statutory rates in effect and the effective tax rates follows:

                                                 YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                             1996          1995        1994
                                         -------------  ----------  ----------
Calculated income tax benefit at 34%     $  9,844,000   $ 835,000   $ 356,000
Amortization of excess purchase price        (601,000)   (803,000)   (803,000)
Disallowance of meals and
 entertainment                               (337,000)   (353,000)   (335,000)
State income taxes                          1,546,000     (57,000)   (121,000)
Utilization of tax credits                     99,000      98,000           -
Adjustment to prior year taxes               (134,000)     96,000           -
Valuation allowance change                (12,829,000)          -           -
Other                                          (5,000)     (2,000)    (17,000)
                                         ------------   ---------   ---------
Tax provision as shown on
consolidated statements of
 operations                              $ (2,417,000)  $(186,000)  $(920,000)
                                         ============   =========   =========

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

     The components of the deferred tax asset as of December 31, 1996 and 1995 were as follows:

                                           DECEMBER 31,
                                    ---------------------------
                                        1996           1995
                                    -------------  ------------

Deferred tax assets:
 Net operating loss carryforwards   $ 10,746,000   $ 1,506,000
 Allowance for doubtful accounts       6,429,000     6,829,000
 Other liabilities and accruals        2,734,000     2,204,000
 Other                                 2,037,000     1,262,000
                                    ------------   -----------

  Total deferred tax assets           21,946,000    11,801,000
                                    ------------   -----------

Deferred tax liabilities:
 Depreciation and amortization        (8,520,000)   (8,679,000)
 Other                                  (597,000)     (597,000)
                                    ------------   -----------

  Total deferred tax liabilities      (9,117,000)   (9,276,000)
                                    ------------   -----------

Net deferred tax asset                12,829,000     2,525,000
Valuation allowance                  (12,829,000)            -
                                    ------------   -----------

                                    $          -   $ 2,525,000
                                    ============   ===========

     At December 31, 1996, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $24 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in 1994 for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that realization of such asset was more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1996.

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

     Receivables from (net of valuation allowances in 1996) and payables to affiliates in connection with the aforementioned tax allocation agreements were as follows:

                                                    DECEMBER 31,
                                              ------------------------
                                                  1996         1995
                                              -----------  -----------

          Due from affiliate - current        $2,010,000   $7,365,000
          Due from affiliate - non-current     8,892,000    5,903,000
          Due to affiliate - current            (129,000)    (129,000)

     All amounts set forth above at December 31, 1996 represent deferred federal taxes. Included in current due from affiliate at December 31, 1995 are current federal taxes receivable of $1,339,000 with the balance representing current deferred federal taxes receivable.

(6)  TRANSACTIONS WITH RELATED PARTIES

     NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $4,644,000, $6,811,000 and $6,493,000 during the years ended December 31, 1996, 1995 and 1994, respectively, and are included in general and administrative expenses in the accompanying consolidated financial statements. Management fees payable to NJMI at December 31, 1996 and 1995 amounted to $231,000 and $28,000, respectively.

     GBHC licenses the trade name "Sands" from a subsidiary of GBCC which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $283,000 for the year ended December 31, 1996 and $288,000 for each of the years ended December 31, 1995 and 1994.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     GBHC has, from time to time, advanced monies to subsidiaries of GBCC and GBCC and certain of its subsidiaries have advanced monies to GBHC primarily for working capital purposes. An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of December 31, 1996 and 1995, accrues interest at the rate of 16.5% per annum and is included in noncurrent due from affiliates on the accompanying consolidated balance sheets. During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC and $5,000,000 from other subsidiaries of GBCC on similar terms. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Casino Commission. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:


                                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------
                                   1996          1995          1994
                               ------------  ------------  ------------

Net advances                   $   525,000   $   936,000   $   936,000
Affiliate loan (Note 4)         (1,463,000)   (1,463,000)   (1,276,000)
Other affiliate loans
 (repaid in 1994)                        -             -      (525,000)

     Interest receivable on affiliate advances, included in non-current due from affiliates in the accompanying consolidated balance sheets at December 31, 1996 and 1995 was $3,042,000 and $2,106,000, respectively. Interest accrued on the affiliate loan and advances from GBCC aggregating $1,686,000 and $544,000, respectively, is included in interest payable in the accompanying consolidated balance sheets at December 31, 1996 and 1995.

     From time to time, GBHC performs certain services for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                                             YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                            1996        1995       1994
                                        ----------  ----------  ----------

Billings to affiliates                  $1,594,000  $1,023,000  $  998,000
Charges from affiliates                  1,178,000     659,000   1,817,000

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

     The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During September 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000, subject to review of the Sands' financial stability during 1997. Terms of the current license require the Sands to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

     The Casino Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the statute. The investment alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands has elected to comply with the requirements by obtaining investment credits or by making qualified investments.

     As of December 31, 1996 and 1995, the Sands had purchased bonds totaling $5,237,000 and $4,630,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1996 and 1995 of $5,546,000 and $4,683,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" in the accompanying consolidated financial statements.

     Obligatory investments at December 31, 1996 and 1995 are net of accumulated valuation allowances of $4,401,000 and $3,792,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances during the years ended December 31, 1996, 1995 and 1994 amounted to $1,344,000, $1,457,000 and $617,000, respectively.

     The Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA granted the Sands waivers of certain of its investment obligations in future periods. GBHC made such contributions of obligatory investments during the years ended December 31,

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1996, 1995 and 1994 totaling $1,500,000, $250,000 and $2,500,000, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 and 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility. Accordingly, intangible assets aggregating $2,040,000 and $1,275,000, respectively, have been included in other assets on the accompanying consolidated balance sheets at December 31, 1996 and 1995, and will be amortized over a period of ten years effective with the completion of the projects. Amortization of waivers granted totaled $128,000 and $1,727,000, respectively, during the years ended December 31, 1995 and 1994. At December 31, 1995, all waivers were fully amortized.

(8)  LITIGATION

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

(9)  SUPPLEMENTAL CASH FLOW INFORMATION

     During 1995, GBHC and a subsidiary of GBCC settled certain intercompany obligations on a noncash basis. An intercompany receivable totaling $278,000 in 1995 was eliminated against a portion of GBHC's current federal tax obligations under the tax allocation agreement (see Note 5). The effects of this elimination have been excluded from the accompanying consolidated statements of cash flows as a noncash transaction.

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     OBLIGATORY INVESTMENTS - The carrying amount of obligatory investments
     ----------------------
approximates fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

     INTEREST RECEIVABLE AND INTEREST PAYABLE - The carrying amount of interest
     ----------------------------------------
payable approximates fair value because of the short maturity of the obligation.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     NOTE RECEIVABLE AND LONG-TERM DEBT - The fair value of Holdings' long-term
     ----------------------------------
debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to Holdings for debt of similar remaining maturities. Debt obligations with a short remaining maturity and obligations to and from affiliates are valued at the carrying amount.

     The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 1996 and 1995 are as follows:

                                 DECEMBER 31, 1996          DECEMBER 31, 1995
                             ------------------------- ------------ ------------
                               CARRYING    CARRYING
                                AMOUNT    FAIR VALUE      AMOUNT     FAIR VALUE
                             ------------ ------------ ------------ ------------
Financial Assets
  Cash and cash equivalents  $ 15,624,000 $ 15,624,000 $ 21,769,000 $ 21,769,000
  Interest receivable           3,042,000    3,042,000    2,106,000    2,106,000
  16 1/2% affiliate advance     5,672,000    5,672,000    5,672,000    5,672,000
  Obligatory investments        6,382,000    6,382,000    5,521,000    5,521,000


Financial Liabilities
  Interest payable             10,978,000   10,978,000    9,828,000    9,828,000
  10 7/8% First Mortgage
   Notes                      185,000,000  154,475,000  185,000,000  160,950,000
  14 5/8% affiliate loan       10,000,000   10,000,000   10,000,000   10,000,000
  Other notes payable             442,000      442,000      453,000      453,000

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                QUARTER
                           ---------------------------------------------------
                              FIRST         SECOND       THIRD       FOURTH
                           -----------  ------------  -----------  -----------

YEAR ENDED DECEMBER 31,
 1996:
  Net revenues, as
    previously reported    $62,699,000  $ 70,472,000  $71,720,000  $59,583,000
  Reclassifications            135,000       152,000            -            -
                           -----------  ------------  -----------  -----------

  Net revenues             $62,834,000  $ 70,624,000  $71,720,000  $59,583,000
                           ===========  ============  ===========  ===========

  Net loss                 $(6,233,000) $(13,305,000) $(4,227,000) $(7,605,000)
                           ===========  ============  ===========  ===========


YEAR ENDED DECEMBER 31,
 1995:
  Net revenues, as
    previously reported    $67,836,000  $ 70,764,000  $78,078,000  $66,728,000
  Reclassifications            150,000       150,000       94,000      150,000
                           -----------  ------------  -----------  -----------

  Net revenues             $67,986,000  $ 70,914,000  $78,172,000  $66,878,000
                           ===========  ============  ===========  ===========

  Net (loss) income        $(1,763,000) $    927,000  $ 1,078,000  $(2,883,000)
                           ===========  ============  ===========  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None of the Registrants had disagreements with its independent accountants to report under this item.

                                   PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

  1. FINANCIAL STATEMENTS

     The financial statements filed as part of this report are listed on the Index to Financial Statements on page 14.

  2.  FINANCIAL STATEMENT SCHEDULES

  --  Report of Independent Public Accountants
  -- Schedule I; Condensed Financial Information of Registrant, GB Holdings, Inc. (Parent Company)
      --  Balance Sheets
      --  Statements of Operations
      --  Statements of Cash Flows
      --  Note to Parent Company Financial Statements
  --  Schedule II; Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

  3.  EXHIBITS

    +3.1 -- Certificate of Incorporation of GB Property Funding. (Exhibit 3.1) +3.2 -- Certificate of Incorporation, as amended, of GBHC. (Exhibit 3.2) +3.3 -- Certificate of Incorporation of Holdings. (Exhibit 3.3)
    +3.4 -- Bylaws of GB Property Funding. (Exhibit 3.4)
    +3.5 -- Bylaws of GBHC. (Exhibit 3.5)
    +3.6 -- Bylaws of Holdings. (Exhibit 3.6)
    *4.1 -- Indenture dated as of February 15, 1994 among GB Property Funding, as Issuer, Holdings and GBHC, as Guarantors, and Shawmut Bank Connecticut, N.A., as Trustee. (Exhibit 10.50)
    *4.2 -- Mortgage, Fixture Filing and Security Agreement dated February 17,
            1994, by GBHC in favor of Shawmut Bank Connecticut, National Association, as Mortgagee. (Exhibit 10.51)
    *4.3 -- Security Agreement dated February 17, 1994 made by GB Property
            Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino Systems International,

            Inc., Computerized Management Systems International, Inc. and any Additional Collateral Grantor to Shawmut Bank Connecticut, National Association, as Trustee. (Exhibit 10.52)
    *4.4 -- Collateral Assignment of Leases dated as of February 17, 1994, by
            GBHC in favor of Shawmut Bank Connecticut, National Association, as Assignee. (Exhibit 10.53)
  ++10.1 -- Management Services Agreement dated August 19, 1987, between Pratt
            Hotel Management, Inc. ("PHMI"), the predecessor of NJMI, and GBHC. (Exhibit 10.1)
  ++10.2 -- Tax Allocation Agreement by and among Pratt Casino Properties, Inc.,
            PHMI, PCPI Funding Corp., GBHC and certain other parties effective as of January 1, 1987. (Exhibit 10.18)
  ++10.3 -- Amended License Agreement by and between Hughes Properties, Inc. and
            Pratt Hotel Corporation (now known as GBCC) dated May 19, 1987. (Exhibit 10.3)
  **10.4 -- Employment Agreement, as amended, dated November 17, 1995, between
            GBHC and Leonard M. DeAngelo. (Exhibit 10.15)
 ***10.5 -- Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and Jack E. Pratt. (Exhibit 10.1)
 ***10.6 -- Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
 ***10.7 -- Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and William D. Pratt. (Exhibit 10.3)
  **10.8 -- Employment Agreement dated January 1, 1996, between ACSC and
            Lawrence C. Cole.  (Exhibit 10.16)
   +10.9 -- Deed dated November 27, 1978, from Colony Associates, L.P. to GBHC.
            (Exhibit 10.13)
+++10.10 -- Employment Agreement dated December 1, 1995, as amended, between
            GBHC and Robert J. DeSalvio. (Exhibit 10.13)
    27.1 -- Financial Data Schedule - GB Property Funding Corp.
    27.2 -- Financial Data Schedule - GB Holdings, Inc. and Subsidiaries
   +99.1 -- Appraisal of the Sands as of August 1, 1993. (Exhibit 99.1)
-------------------------

       + Incorporated by reference from the exhibit shown in parenthesis to Form
         S-1 Registration Statement (Registration No. 33-69716) for GB Property Funding Corp. as filed with the SEC on February 2, 1994.

      ++ Incorporated by reference from the exhibit shown in parenthesis to Form
         S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on February 26, 1993.

     +++ Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the year ended December 31, 1996.

       * Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

      ** Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     *** Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  REPORTS ON FORM 8-K

     None of the Registrants filed any reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                                GB PROPERTY FUNDING CORP.

                                                By: /s/  Jack E. Pratt
                                                   -----------------------------
                                                         Jack E. Pratt
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

             SIGNATURE                      TITLE                   DATE
             ---------                      -----                   ----

/s/       Jack E. Pratt            Chairman of the Board,        March 27, 1997
--------------------------------    Chief Executive Officer,    ----------------
           Jack E. Pratt            President and Director


/s/     Edward T. Pratt, Jr.       Vice Chairman of the          March 27, 1997
--------------------------------    Board and Director          ----------------
        Edward T. Pratt, Jr.

/s/       William D. Pratt         Executive Vice President,     March 27, 1997
--------------------------------    General Counsel, Secretary  ----------------
          William D. Pratt          and Director

/s/     Edward T. Pratt III        Executive Vice President      March 27, 1997
--------------------------------    and Director                ----------------
        Edward T. Pratt III

/s/       John C. Hull             Principal Accounting Officer  March 27, 1997
--------------------------------                                ----------------
          John C. Hull

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                                     GB HOLDINGS, INC.

                                                     By: /s/  Jack E. Pratt
                                                        ------------------------
                                                              Jack E. Pratt
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

            SIGNATURE                      TITLE                      DATE
            ---------                      -----                      ----

/s/       Jack E. Pratt           Chairman of the Board,         March 27, 1997
--------------------------------   Chief Executive Officer      ----------------
          Jack E. Pratt            and Director

/s/    Edward T. Pratt, Jr.       Vice Chairman of the           March 27, 1997
--------------------------------   Board and Director           ----------------
       Edward T. Pratt, Jr.

/s/      William D. Pratt         Executive Vice President,      March 27, 1997
--------------------------------   General Counsel, Secretary   ----------------
         William D. Pratt          and Director

/s/    Edward T. Pratt III        President, Chief Operating     March 27, 1997
--------------------------------   Officer and Director         ----------------
       Edward T. Pratt III

/s/       John C. Hull            Principal Accounting Officer   March 27, 1997
--------------------------------                                ---------------
          John C. Hull

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


GB HOLDINGS, INC. AND SUBSIDIARIES

       --  Report of Independent Public Accountants

       -- Schedule I; Condensed Financial Information of Registrant -- Balance Sheets
           --  Statements of Operations
           --  Statements of Cash Flows
           --  Note to Parent Company Financial Statements

       --  Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To GB Holdings, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of GB Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 21, 1997

                                                                      SCHEDULE I
                                                                      PAGE 1

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                               (PARENT COMPANY)

                                BALANCE SHEETS


                                    ASSETS


                                                   DECEMBER 31,
                                              -------------------------
                                                  1996         1995
                                              ------------  -----------

Investment in and advances to consolidated
 subsidiaries                                 $      1,000  $10,426,000
                                              ------------  -----------

  Total assets                                $      1,000  $10,426,000
                                              ============  ===========

                LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

Investment in and advances to consolidated
  subsidiary                                  $ 20,945,000  $         -
                                              ------------  -----------

Shareholder's (deficit) equity:
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding            1,000        1,000
 Additional paid-in capital                     18,438,000   18,438,000
 Accumulated deficit                           (39,383,000)  (8,013,000)
                                              ------------  -----------

  Total shareholder's (deficit) equity         (20,944,000)  10,426,000
                                              ------------  -----------

                                              $      1,000  $10,426,000
                                              ============  ===========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 2

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                               (PARENT COMPANY)

                           STATEMENTS OF OPERATIONS


                                             YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                        1996           1995          1994
                                    -------------  ------------  ------------

Equity in losses of consolidated
 subsidiaries                       $(31,370,000)  $(2,641,000)  $(1,967,000)
                                    ------------   -----------   -----------

Net loss                            $(31,370,000)  $(2,641,000)  $(1,967,000)
                                    ============   ===========   ===========



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 3

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                               (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                     1996      1995       1994
                                                   -------   -------   ------------

Net cash provided by operating activities          $    -    $    -    $        -
                                                   -------   -------   ------------

Investing activities:
 Investment in consolidated subsidiaries                -         -     (15,000,000)
                                                   -------   -------   ------------

  Net cash used in investing activities                 -         -     (15,000,000)
                                                   -------   -------   ------------

Financing activities:
 Capital contribution                                   -         -      15,000,000
                                                   -------   -------   ------------

  Net cash provided by financing activities             -         -      15,000,000
                                                   -------   -------   ------------

  Net change in cash                                    -         -             -
  Cash at beginning of year                             -         -             -
                                                   -------   -------   ------------

  Cash at end of year                              $    -    $    -    $        -
                                                   =======   =======   ============




          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 4

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                               (PARENT COMPANY)

                  NOTE TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  GUARANTEE OF REGISTRANT

          GB Holdings, Inc. has unconditionally guaranteed the debt obligations of GB Property Funding Corp., a wholly owned subsidiary, as to the timely payment of principal, premium, if any, and interest.



               The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                         AMOUNTS
                                            BALANCE AT  CHARGED TO                          BALANCE
                                            BEGINNING   COSTS AND                           AT END
               DESCRIPTION                  OF PERIOD    EXPENSES      DEDUCTIONS          OF PERIOD
              -------------                -----------  ----------  ----------------      -----------

          YEAR ENDED DECEMBER 31, 1996:
            Allowance for doubtful
                    accounts receivable    $16,494,000  $2,167,000  $    (3,137,000) (1)  $15,524,000
            Allowance for obligatory
                    investments              3,792,000   1,344,000         (735,000) (2)    4,401,000
                                           -----------  ----------  ---------------       -----------
                                           $20,286,000  $3,511,000  $    (3,872,000)      $19,925,000
                                           ===========  ==========  ===============       ===========
          YEAR ENDED DECEMBER 31, 1995:
            Allowance for doubtful
                    accounts receivable    $15,288,000  $2,988,000  $    (1,782,000) (1)  $16,494,000
            Allowance for obligatory
                    investments              2,458,000   1,457,000         (123,000) (2)    3,792,000
                                           -----------  ----------  ---------------       -----------
                                           $17,746,000  $4,445,000  $    (1,905,000)      $20,286,000
                                           ===========  ==========  ===============       ===========

          YEAR ENDED DECEMBER 31, 1994:
            Allowance for doubtful
                    accounts receivable    $14,805,000  $3,283,000  $    (2,800,000) (1)  $15,288,000
            Allowance for obligatory
                    investments              3,065,000     617,000       (1,224,000) (2)    2,458,000
                                           -----------  ----------  ---------------       -----------
                                           $17,870,000  $3,900,000  $    (4,024,000)      $17,746,000
                                           ===========  ==========  ===============       ===========


-----------------------------------

(1)  Represents net write-offs of uncollectible accounts.
(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.