Form 10-Q
period 1997-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1997-05-14
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1997
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number 33-69716
                       --------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
                       ---------------------------------
          (Exact name of each Registrant as specified in its charter)

      DELAWARE                                             75-2502290
      DELAWARE                                             75-2502293
     NEW JERSEY                                            22-2242014
     ----------                                           -------------
 (States or other jurisdictions of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.'s)

 TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB48
     DALLAS, TEXAS                                            75240
 ------------------------------                           --------------
(Address of principal executive offices)                    (Zip Code)

    (Registrants' telephone number, including area code):   (972) 386-9777
                                                            --------------

                                  (NOT APPLICABLE)
                                  ----------------
  (Former name, former address, and former fiscal year, if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES  X         NO
                                                          ------        -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                                                  OUTSTANDING AT
             REGISTRANT                           CLASS            MAY 12, 1997
----------------------------------  -----------------------------  -------------
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

   GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). GBCC is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934.

   GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the 10 7/8% First Mortgage Notes for the benefit of GBHC.

   GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be reported for the full year.

   The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1997, and their respective results of operations and their cash flows for the three month periods ended March 31, 1997 and 1996.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in GB Property Funding, Holdings and GBHC's 1996 Annual Report on Form 10-K.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                BALANCE SHEETS
                                  (UNAUDITED)



                                    ASSETS

                                              MARCH 31,    DECEMBER 31,
                                                 1997          1996
                                             ------------  ------------

Current assets:
 Cash                                        $      1,000  $      1,000
 Interest receivable from affiliate             4,247,000     9,277,000
 Due from affiliate                                 4,000             -
 Note receivable from affiliate                 5,000,000     2,500,000
                                             ------------  ------------

  Total current assets                          9,252,000    11,778,000
                                             ------------  ------------

Note receivable from affiliate                180,000,000   182,500,000
                                             ------------  ------------

                                             $189,252,000  $194,278,000
                                             ============  ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term debt        $  5,000,000  $  2,500,000
 Accounts payable                                   4,000             -
 Accrued interest payable                       4,247,000     9,277,000
                                             ------------  ------------

  Total current liabilities                     9,251,000    11,777,000
                                             ------------  ------------

Long-term debt                                180,000,000   182,500,000
                                             ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $189,252,000  $194,278,000
                                             ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                       THREE MONTHS ENDED
                           MARCH 31,
                     ----------------------
                        1997        1996
                     ----------  ----------

Revenues:
 Interest income     $5,030,000  $5,030,000

Expenses:
 Interest expense     5,030,000   5,030,000
                     ----------  ----------

  Net income         $        -  $        -
                     ==========  ==========



     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                        1997          1996
                                                    ------------  -----------

OPERATING ACTIVITIES:
 Net income                                         $         -   $         -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Decrease in interest receivable from affiliate      5,030,000     5,030,000
  Decrease in accrued interest payable               (5,030,000)   (5,030,000)
                                                    -----------   -----------

  Net cash provided by operating activities                   -             -
                                                    -----------   -----------

  Net change in cash                                          -             -
  Cash at beginning of period                             1,000         1,000
                                                    -----------   -----------

  Cash at end of period                             $     1,000   $     1,000
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

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) ORGANIZATION AND OPERATIONS

   GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

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

   The financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

(2)  LONG-TERM DEBT

   On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment.

   The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of Holdings and its subsidiaries to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands. The proceeds of the 10 7/8% First Mortgage Notes were loaned to GBHC on the same terms and conditions.

   Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $10,060,000 during each of the three month periods ended March 31, 1997 and 1996.

(3)  INCOME TAXES

   GB Property Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), GBCC's parent prior to that date. Pursuant to agreements between Holdings and GBCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the three month periods ended March 31, 1997 and 1996, no provision or payments were made under the agreements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                    MARCH 31,      DECEMBER 31,
                                                       1997            1996
                                                  -------------   -------------

Current Assets:
 Cash and cash equivalents                        $  12,518,000   $  15,624,000
 Accounts receivable, net of allowances
  of $14,757,000 and $15,524,000, respectively        9,620,000      10,112,000
 Inventories                                          3,745,000       3,873,000
 Due from affiliate                                   2,411,000       2,382,000
 Refundable deposits and other current assets         2,942,000       3,180,000
                                                  -------------   -------------

  Total current assets                               31,236,000      35,171,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,093,000      38,093,000
 Buildings and improvements                         185,508,000     185,508,000
 Operating equipment                                 92,526,000      91,865,000
 Construction in progress                             1,595,000       1,535,000
                                                  -------------   -------------

                                                    317,722,000     317,001,000
 Less - accumulated depreciation and
  amortization                                     (164,232,000)   (160,987,000)
                                                  -------------   -------------

 Net property and equipment                         153,490,000     156,014,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               6,650,000       6,382,000
 Due from affiliate                                  17,969,000      17,606,000
 Deferred financing costs and other assets            9,024,000       9,265,000
                                                  -------------   -------------

  Total other assets                                 33,643,000      33,253,000
                                                  -------------   -------------

                                                  $ 218,369,000   $ 224,438,000
                                                  =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT


                                               MARCH 31,    DECEMBER 31,
                                                 1997           1996
                                             ------------   ------------

Current Liabilities:
 Current maturities of long-term debt        $  5,012,000   $  2,512,000
 Short-term credit facilities                           -      2,000,000
 Short-term borrowings from affiliates         13,000,000      6,500,000
 Accounts payable                               6,053,000      7,881,000
 Accrued liabilities -
  Salaries and wages                            5,485,000      4,981,000
  Interest                                      6,716,000     10,978,000
  Insurance                                     3,172,000      3,112,000
  Other                                         6,597,000      6,683,000
 Due to affiliates                                600,000        826,000
 Other current liabilities                      4,017,000      5,429,000
                                             ------------   ------------

  Total current liabilities                    50,652,000     50,902,000
                                             ------------   ------------

Long-Term Debt                                190,427,000    192,930,000
                                             ------------   ------------

Other Noncurrent Liabilities                    1,495,000      1,550,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                       1,000          1,000
 Additional paid-in capital                    18,438,000     18,438,000
 Accumulated deficit                          (42,644,000)   (39,383,000)
                                             ------------   ------------

  Total shareholder's deficit                 (24,205,000)   (20,944,000)
                                             ------------   ------------

                                             $218,369,000   $224,438,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                                MARCH 31,
                                      -------------------------
                                          1997          1996
                                      ------------  -----------
Revenues:
 Casino                               $58,330,000   $57,605,000
 Rooms                                  2,237,000     2,135,000
 Food and beverage                      7,920,000     8,524,000
 Other                                    965,000     1,689,000
                                      -----------   -----------

                                       69,452,000    69,953,000
 Less - promotional allowances         (6,255,000)   (7,119,000)
                                      -----------   -----------

  Net revenues                         63,197,000    62,834,000
                                      -----------   -----------

Expenses:
 Casino                                49,009,000    54,494,000
 Rooms                                    596,000       533,000
 Food and beverage                      2,339,000     2,464,000
 Other                                    529,000       538,000
 General and administrative             4,660,000     4,633,000
 Depreciation and amortization          3,874,000     5,107,000
                                      -----------   -----------

  Total expenses                       61,007,000    67,769,000
                                      -----------   -----------

Income (loss) from operations           2,190,000    (4,935,000)
                                      -----------   -----------

Non-operating income (expenses):
 Interest income                          372,000       421,000
 Interest expense                      (5,830,000)   (5,468,000)
 Gain on disposal of assets                 7,000        15,000
                                      -----------   -----------

  Total non-operating expense, net     (5,451,000)   (5,032,000)
                                      -----------   -----------

Loss before income taxes               (3,261,000)   (9,967,000)
 Income tax benefit                             -     3,734,000
                                      -----------   -----------

Net loss                              $(3,261,000)    $(6,233,000)
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                               1997          1996
                                                           -----------   -----------
OPERATING ACTIVITIES:
 Net loss                                                  $(3,261,000)  $(6,233,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              3,874,000     5,107,000
  Gain on disposal of assets                                    (7,000)      (15,000)
  Provision for doubtful accounts                              650,000       567,000
  Deferred income tax benefit                                        -      (329,000)
  Increase in accounts receivable                             (158,000)     (420,000)
  Decrease in accounts payable and accrued expenses         (5,612,000)   (3,954,000)
  Net change in other current assets and liabilities        (1,464,000)   (3,424,000)
  Net change in other noncurrent assets and liabilities       (241,000)     (298,000)
                                                           -----------   -----------

    Net cash used in operating activities                   (6,219,000)   (8,999,000)
                                                           -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                         (721,000)   (1,130,000)
 Proceeds from disposition of assets                             7,000        15,000
 Obligatory investments                                       (670,000)     (762,000)
                                                           -----------   -----------

   Net cash used in investing activities                    (1,384,000)   (1,877,000)
                                                           -----------   -----------

FINANCING ACTIVITIES:
 (Repayments) borrowings on credit facilities               (2,000,000)    2,000,000
 Borrowings from affiliates                                  6,500,000             -
 Repayments of long-term debt                                   (3,000)       (3,000)
                                                           -----------   -----------

  Net cash provided by financing activities                  4,497,000     1,997,000
                                                           -----------   -----------

  Net decrease in cash and cash equivalents                 (3,106,000)   (8,879,000)
    Cash and cash equivalents at beginning of period        15,624,000    21,769,000
                                                           -----------   -----------

    Cash and cash equivalents at end of period             $12,518,000   $12,890,000
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

    GB Holdings, Inc. ("Holdings") is a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation.
PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 3). Holdings has no operating activities and its only significant asset is its investment in GBHC. The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC and GB Property Funding; all significant intercompany balances and transactions have been eliminated.

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

    The accompanying consolidated financial statements have been prepared assuming Holdings will continue as a going concern. Holdings incurred a net loss exclusive of management fees of $26,726,000 in 1996 which in turn generated an operating cash flow deficit of $6,070,000. As a consequence, Holdings has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods.
The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, has loaned $6,500,000 to GBCC for use by the Sands (see Note 5); however, HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000.

    Holdings' principal and interest requirements during the twelve month period ending March 31, 1998 amount to $25,038,000. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first quarter of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes that its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable Holdings to satisfy its debt service requirements through the first quarter of 1998.

(2) SHORT-TERM CREDIT FACILITIES

    As of December 31, 1996, GBHC had $2,000,000 outstanding under a bank line of credit. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings (see Note 5) and the line of credit was cancelled.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                                MARCH 31,    DECEMBER 31,
                                                  1997           1996
                                              ------------   ------------

10 7/8% first mortgage notes, due 2004 (a)    $185,000,000   $185,000,000
14 5/8% affiliate loan, due 2005 (b)            10,000,000     10,000,000
Other                                              439,000        442,000
                                              ------------   ------------

 Total indebtedness                            195,439,000    195,442,000
Less - current maturities                       (5,012,000)    (2,512,000)
                                              ------------   ------------

 Total long-term debt                         $190,427,000   $192,930,000
                                              ============   ------------

--------------------------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

    The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of Holdings and its subsidiaries to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

(b) On February 17, 1994, GBHC issued a $10,000,000 subordinated promissory note to an affiliate. The note bears interest at the rate of 14 5/8% per annum, payable semiannually commencing

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    August 17, 1994, subject to maintaining average daily cash balances required by the indenture for the 10 7/8% First Mortgage Notes, with the principal due in February 2005. As a result of such payment restrictions, interest has been paid only through February 17, 1996.

    Scheduled payments of long-term debt as of March 31, 1997 are set forth below:

        1997 (nine months)    $  2,509,000
        1998                     5,013,000
        1999                     5,014,000
        2000                     5,016,000
        2001                     5,017,000
        Thereafter             172,870,000
                              ------------

          Total               $195,439,000
                              ============

   Interest paid amounted to $10,092,000 and $10,849,000, respectively, during the three month periods ended March 31, 1997 and 1996.

(4)    INCOME TAXES

   Components of the benefit for income taxes consisted of the following:


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                       1997         1996
                                                   ------------  ----------
Benefit in lieu of federal income taxes:
 Current                                           $   948,000   $2,643,000
 Deferred                                               67,000      254,000
State income tax benefit:
 Current                                               265,000      762,000
 Deferred                                               19,000       75,000
Valuation allowance                                 (1,299,000)           -
                                                   -----------   ----------

                                                   $         -   $3,734,000
                                                   ===========   ==========

    Holdings is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between Holdings, PCC and GBCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission"). Holdings made no federal or state income tax payments during the three month periods ended March 31, 1997 and 1996.

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

   The components of the deferred tax asset as of March 31, 1997 and December 31, 1996 were as follows:


                                            MARCH 31,    DECEMBER 31,
                                              1997           1996
                                          ------------   ------------

    Deferred tax assets:
      Net operating loss carryforwards    $ 11,960,000   $ 10,746,000
      Allowance for doubtful accounts        6,348,000      6,429,000
      Other liabilities and accruals         2,854,000      2,734,000
      Other                                  2,173,000      2,037,000
                                          ------------   ------------

       Total deferred tax assets            23,335,000     21,946,000
                                          ------------   ------------

    Deferred tax liabilities:
      Depreciation and amortization         (8,610,000)    (8,520,000)
      Other                                   (597,000)      (597,000)
                                          ------------   ------------

       Total deferred tax liabilities       (9,207,000)    (9,117,000)
                                          ------------   ------------

    Net deferred tax asset                  14,128,000     12,829,000
    Valuation allowance                    (14,128,000)   (12,829,000)
                                          ------------   ------------

                                          $          -   $          -
                                          ============   ============

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    At March 31, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $27 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and thus, has provided a valuation allowance for the entire deferred tax asset at both March 31, 1997 and December 31, 1996.

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

    The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994 in which Holdings' was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of Holdings.

    Net receivables from and payables to affiliates representing deferred federal income taxes in connection with the aforementioned tax allocation agreements were as follows:

                                           MARCH 31,   DECEMBER 31,
                                             1997         1996
                                          ----------  -------------

      Due from affiliate - current        $1,752,000    $2,010,000
      Due from affiliate - non-current     9,021,000     8,892,000
      Due to affiliate - current                   -      (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

    NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $1,305,000 and $984,000 during the three month periods ended March 31, 1997 and 1996, respectively, and are included in general and administrative expenses in the accompanying consolidated financial statements. Management fees payable to NJMI at March 31, 1997 and December 31, 1996 amounted to $74,000 and $231,000, respectively.

    GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $67,000 and $61,000 for the three month periods ended March 31, 1997 and 1996, respectively.

    An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of March 31, 1997 and December 31, 1996 which accrues interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,276,000 and $3,042,000 at March 31, 1997 and December 31, 1996, respectively.
The advance and related interest receivable are both included in noncurrent due from affiliates in the accompanying consolidated balance sheets.

    During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Interest accrued on affiliate loans in the amount of $827,000 and $410,000 is included in interest payable in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Casino Commission.

    Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                             THREE MONTHS ENDED
                                 MARCH 31,
                           ----------------------
                              1997        1996
                           ----------  ----------

Net advances               $(183,000)  $ 234,000
Affiliate loan (Note 3)     (365,000)   (365,000)

  Interest accrued on the Affiliate loan (Note 3) of $1,641,000 and $1,276,000 is included in interest payable in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                    ----------------------
                                       1997        1996
                                    ----------  ----------

Billings to affiliates              $ 355,000   $ 426,000
Charges from affiliates              (291,000)   (296,000)

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

(7)  RECLASSIFICATIONS

   Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Holdings. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or Holdings in particular, and other risks indicated in Holdings' filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to Holdings or its management are intended to identify forward-looking statements.

 GENERAL

    The Sands earned income from operations of $2.2 million during the three month period ended March 31, 1997 compared to a loss from operations of $4.9 million reported for the three month period ended March 31, 1996. Operating results during the first quarter of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first quarter of 1996 were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. Improved weather conditions and a slight increase in slot hold percentage combined to produce an overall increase in net revenues (from $62.8 million in 1996 to $63.2 million in 1997). In addition, marketing and advertising costs decreased by $2.7 million (15.1%) during the first quarter of 1997 compared to the same period of 1996 as a result of an easing in competitive pressures.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                         1997          1996
                                       --------      --------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                           $ 19,491      $ 20,175
 Slot machines                           38,000        36,441
 Other (1)                                  839           989
                                       --------      --------

  Total                                $ 58,330      $ 57,605
                                       ========      ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                           $131,044      $134,388
                                       ========      ========

 Hold Percentages: (3)
  Sands                                    14.9%         15.0%
  Atlantic City Casino
    Gaming Industry                        15.7%         16.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                         $454,190      $439,380
                                       ========      ========

 Hold Percentage:(3)
  Sands (4)                                 8.4%          8.3%

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

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Table games drop at the Sands declined $3.3 million (2.5%) during the three month period ended March 31, 1997 compared with the same period of 1996. The Sands' decrease compares to an increase of 12.2% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.2% during the three month period ended March 31, 1997 from 8.2% during the same period of 1996. The Sands' table game drop decrease is primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of over 110,000 square feet of gaming space and 106 tables at March 31, 1997 compared to March 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since the first quarter of 1996 and the number of table games has decreased by 3.1%. Furthermore, management discontinued certain promotional activities, including the use of "special odds" offered at table games, which also impacted the Sands' table drop.

    Slot machine handle increased $14.8 million (3.4%) during the three month period ended March 31, 1997 compared with the same period of 1996. The Sands' increase in slot machine handle compares with a 5.3% increase in handle for all other Atlantic City casinos. The Sands' average number of slot machines decreased by less than 1% during the first quarter of 1997 compared to an increase of 11.2% for all other Atlantic City casinos. The less than industry-wide increase experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased slightly by $725,000 (1.3%) for the three month period ended March 31, 1997 compared with the same period of 1996. Increases in slot machine wagering together with an improvement in the slot hold percentage allowed the Sands to overcome the decline in table game and other casino revenues.

    Rooms revenue increased $102,000 (4.8%) during the three month period ended March 31, 1997 compared with 1996. Food and beverage revenues decreased $604,000 (7.1%) for the three month period ended March 31, 1997 compared with the prior year period as a result of reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities. Other revenues decreased $724,000 (42.9%) during the three month period ended March 31, 1997 compared to the 1996 period as a result of decreases in theater entertainment.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 56.2% during the three month period ended

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


March 31, 1997 from 57.7% during the first quarter of 1996. Such decrease is primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $5.5 million (10.1%) during the three month period ended March 31, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during the first quarter of 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense increased $63,000 (11.8%) during the first quarter of 1997 compared to the first quarter of 1996 primarily due to the decreased allocation of rooms expense to casino expense as a result of rooms previously set aside for casino marketing activities now being made available for paying guests. Food and beverage expense decreased by $125,000 (5.1%) during the three month period ended March 31, 1997 compared to the same period in 1996 primarily as a result of reductions in food and beverage marketing programs, the costs of which are allocated to the casino department, and to the decline in food and beverage revenues as discussed above. Other expenses did not change significantly during the three month period ended March 31, 1997 compared with 1996 as cost savings with respect to theater entertainment were realized through reduced allocations to the casino department.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses did not change significantly during the three month period ended March 31, 1997 as compared to 1996.

    DEPRECIATION AND AMORTIZATION

    As a result of the revision in estimated useful life of its buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, the Sands' depreciation and amortization expense for the first quarter of 1997 decreased by $1.2 million (24.1%) compared to the same period during 1996.

    INTEREST

    Interest income decreased $49,000 (11.6%) during the first quarter of 1997 compared to the same period during 1996 as a result of a reduction in temporary cash investments. Interest expense increased

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$362,000 (6.6%) during the 1997 period compared to the prior year primarily due to additional interest with respect to GBHC's borrowings from affiliates.

    INCOME TAX BENEFIT

    Holdings' operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between Holdings and GBCC, Holdings' provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    As of March 31, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $27 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1997.

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

    OPERATING ACTIVITIES

    At March 31, 1997, GBHC had cash and cash equivalents of $12.5 million. During the three month period ended March 31, 1997, net cash used in operating activities was $6.2 million compared with $9 million during the 1996 period. GBHC utilized its existing cash and borrowings from affiliates during the first quarter of 1997 to meet its operating needs, to repay its $2 million bank line of credit, to fund capital additions totaling $721,000 and to make obligatory investments of $670,000.

    FINANCING ACTIVITIES

    During February 1994, GBHC refinanced virtually all of its outstanding debt as part of an overall restructuring by GBCC (the "GBCC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% Senior Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the GBCC Recapitalization, a subsidiary of GBCC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain tests required by the indenture for the 10 7/8% First Mortgage Notes. As a result of such payment restrictions, interest has been paid only through February 17, 1996.

    During the third quarter of 1996, GBHC borrowed $6.5 million from GBCC for working capital purposes with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1.5 million from GBCC on similar terms and borrowed an additional $5 million from another subsidiary of GBCC at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Repayment of such borrowings and payment of the related accrued interest is subject to regulatory approval.

    GBHC repaid its $2 million bank line of credit during January 1997 with proceeds from affiliate borrowings and the line of credit was cancelled.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2.5 million face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $2.5 million.

    CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

    Capital expenditures at the Sands during the three month period ended March 31, 1997 amounted to approximately $721,000 and management anticipates capital expenditures during the remainder of 1997 will be approximately $4.2 million. Projects currently planned during 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first quarter of 1997 totaled $670,000 and are anticipated to be approximately $2.4 million during the remainder of 1997.

    SUMMARY

    Holdings incurred a net loss exclusive of management fees of $26.7 million in 1996 which in turn generated an operating cash flow deficit of $6.1 million. As a consequence Holdings has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which loaned $6.5 million to GBCC for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million.

    Holdings' principal and interest requirements during the twelve month period ending March 31, 1998 amount to $25 million. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first quarter of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes that its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable Holdings to satisfy its debt service requirements through the first quarter of 1998.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1997. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1996 with the Securities and Exchange Commission on March 31, 1997.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GB HOLDINGS, INC.
                                        GB PROPERTY FUNDING CORP.
                                        -------------------------
                                             Registrants

Date:  May 13, 1997                     By: /s/  John C. Hull
       -----------------                    -----------------------------
                                            John C. Hull
                                            Principal Accounting Officer