Form 10-Q
period 1997-06-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1997-08-13
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1997
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number    33-69716
                      -----------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
---------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

         DELAWARE                                75-2502290
         DELAWARE                                75-2502293
         NEW JERSEY                              22-2242014
---------------------------                     --------------
 (States or other jurisdictions of              (I.R.S. Employer
 incorporation or organization)               Identification No.'s)

      TWO GALLERIA TOWER, SUITE 2200
          13455 NOEL ROAD, LB48
             DALLAS, TEXAS                              75240
--------------------------------------              --------------
 (Address of principal executive offices)             (Zip Code)

(Registrants' telephone number, including area code):    (972) 386-9777
                                                         --------------

                               (NOT APPLICABLE)
-----------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X      NO
                                                     -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             REGISTRANT                           CLASS              OUTSTANDING AT AUGUST  11, 1997
------------------------------------  -----------------------------  -------------------------------
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

   GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") . Substantially all of Holdings' assets and operations relate to the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be reported for the full year.

   The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1997, and their respective results of operations for the three and six month periods ended June 30, 1997 and 1996 and their cash flows for the six month periods ended June 30, 1997 and 1996.

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

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                BALANCE SHEETS
                                  (UNAUDITED)



                                    ASSETS


                                               JUNE 30,    DECEMBER 31,
                                                 1997          1996
                                             ------------  ------------
Current assets:
 Cash                                        $      1,000  $      1,000
 Interest receivable from affiliate             9,152,000     9,277,000
 Due from affiliate                                 4,000             -
 Note receivable from affiliate                 2,500,000     2,500,000
                                             ------------  ------------

  Total current assets                         11,657,000    11,778,000
                                             ------------  ------------

Note receivable from affiliate                180,000,000   182,500,000
                                             ------------  ------------

                                             $191,657,000  $194,278,000
                                             ============  ============


                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current maturities of
   long-term debt                            $  2,500,000  $  2,500,000
 Accounts payable                                   4,000             -
 Accrued interest payable                       9,152,000     9,277,000
                                             ------------  ------------

  Total current liabilities                    11,656,000    11,777,000
                                             ------------  ------------

Long-term debt                                180,000,000   182,500,000
                                             ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $191,657,000  $194,278,000
                                             ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                       THREE MONTHS ENDED
                            JUNE 30,
                     ----------------------
                        1997        1996
                     ----------  ----------

Revenues:
 Interest income     $4,988,000  $5,030,000

Expenses:
 Interest expense     4,988,000   5,030,000
                     ----------  ----------

  Net income         $        -  $        -
                     ==========  ==========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                         SIX MONTHS ENDED
                             JUNE 30,
                     ------------------------
                        1997         1996
                     -----------  -----------

Revenues:
 Interest income     $10,018,000  $10,060,000

Expenses:
 Interest expense     10,018,000   10,060,000
                     -----------  -----------

  Net income         $         -  $         -
                     ===========  ===========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ------------------
                                                       1997      1996
                                                    ----------  ------

OPERATING ACTIVITIES:
 Net income                                         $       -   $    -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Decrease in interest receivable from affiliate      125,000        -
  Decrease in accrued interest payable               (125,000)       -
                                                    ---------   ------

  Net cash provided by operating activities                 -        -
                                                    ---------   ------

  Net change in cash                                        -        -
  Cash at beginning of period                           1,000    1,000
                                                    ---------   ------

  Cash at end of period                             $   1,000   $1,000
                                                    =========   ======


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

   The financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

(2)  LONG-TERM DEBT

   On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding received $2,500,000 face amount of 10 7/8% First Mortgage Notes from GBHC which were used on June 4, 1997 to make the July 15, 1997 required principal payment.

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

   Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $10,143,000 and $10,060,000, respectively, during the six month periods ended June 30, 1997 and 1996.

(3)  INCOME TAXES

   GB Property Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), GBCC's parent prior to that date. Pursuant to agreements between Holdings and GBCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the six month periods ended June 30, 1997 and 1996, no provision or payments were made under the agreements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                     JUNE 30,      DECEMBER 31,
                                                       1997            1996
                                                  --------------  --------------

Current Assets:
 Cash and cash equivalents                        $  17,336,000   $  15,624,000
 Accounts receivable, net of allowances
  of $14,521,000 and $15,524,000, respectively        9,107,000      10,112,000
 Inventories                                          3,619,000       3,873,000
 Due from affiliate                                   2,141,000       2,382,000
 Refundable deposits and other current assets         3,648,000       3,180,000
                                                  -------------   -------------

  Total current assets                               35,851,000      35,171,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,093,000      38,093,000
 Buildings and improvements                         185,508,000     185,508,000
 Operating equipment                                 92,924,000      91,865,000
 Construction in progress                             1,755,000       1,535,000
                                                  -------------   -------------

                                                    318,280,000     317,001,000
 Less - accumulated depreciation and
  amortization                                     (167,435,000)   (160,987,000)
                                                  -------------   -------------

 Net property and equipment                         150,845,000     156,014,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               7,178,000       6,382,000
 Due from affiliate                                  18,355,000      17,606,000
 Deferred financing costs and other assets            8,731,000       9,265,000
                                                  -------------   -------------

  Total other assets                                 34,264,000      33,253,000
                                                  -------------   -------------

                                                  $ 220,960,000   $ 224,438,000
                                                  =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT


                                               JUNE 30,     DECEMBER 31,
                                                 1997           1996
                                             -------------  -------------

Current Liabilities:
 Current maturities of long-term debt        $  2,512,000   $  2,512,000
 Short-term credit facilities                           -      2,000,000
 Short-term borrowings from affiliates         13,000,000      6,500,000
 Accounts payable                               5,849,000      7,881,000
 Accrued liabilities -
  Salaries and wages                            5,152,000      4,981,000
  Interest                                     12,448,000     10,978,000
  Insurance                                     3,195,000      3,112,000
  Other                                         7,207,000      6,683,000
 Due to affiliates                              1,018,000        826,000
 Other current liabilities                      4,365,000      5,429,000
                                             ------------   ------------

  Total current liabilities                    54,746,000     50,902,000
                                             ------------   ------------

Long-Term Debt                                190,424,000    192,930,000
                                             ------------   ------------

Other Noncurrent Liabilities                    1,436,000      1,550,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                       1,000          1,000
 Additional paid-in capital                    18,438,000     18,438,000
 Accumulated deficit                          (44,085,000)   (39,383,000)
                                             ------------   ------------

  Total shareholder's deficit                 (25,646,000)   (20,944,000)
                                             ------------   ------------

                                             $220,960,000   $224,438,000
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------
Revenues:
 Casino                                           $ 61,823,000   $ 65,310,000
 Rooms                                               2,455,000      2,254,000
 Food and beverage                                   8,457,000      8,787,000
 Other                                                 947,000      1,308,000
                                                  ------------   ------------

                                                    73,682,000     77,659,000
 Less - promotional allowances                      (6,201,000)    (7,035,000)
                                                  ------------   ------------

  Net revenues                                      67,481,000     70,624,000
                                                  ------------   ------------

Expenses:
 Casino                                             51,396,000     58,484,000
 Rooms                                                 671,000        737,000
 Food and beverage                                   2,881,000      2,724,000
 Other                                                 616,000        654,000
 General and administrative                          4,653,000      4,915,000
 Depreciation and amortization                       3,659,000      5,203,000
                                                  ------------   ------------

  Total expenses                                    63,876,000     72,717,000
                                                  ------------   ------------

Income (loss) from operations                        3,605,000     (2,093,000)
                                                  ------------   ------------

Non-operating income (expenses):
 Interest income                                       453,000        393,000
 Interest expense                                   (5,826,000)    (5,452,000)
 Gain (loss) on disposal of assets                      17,000         (2,000)
                                                  ------------   ------------

  Total non-operating expense, net                  (5,356,000)    (5,061,000)
                                                  ------------   ------------

Loss before income taxes and extraordinary item     (1,751,000)    (7,154,000)
 Income tax provision                                        -     (6,151,000)
                                                  ------------   ------------

Loss before extraordinary item                      (1,751,000)   (13,305,000)
Gain on early extinguishment of debt                   310,000              -
                                                  ------------   ------------

Net loss                                          $ (1,441,000)  $(13,305,000)
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
Revenues:
 Casino                                            $120,153,000   $122,915,000
 Rooms                                                4,692,000      4,389,000
 Food and beverage                                   16,377,000     17,311,000
 Other                                                1,912,000      2,997,000
                                                   ------------   ------------

                                                    143,134,000    147,612,000
 Less - promotional allowances                      (12,456,000)   (14,154,000)
                                                   ------------   ------------

  Net revenues                                      130,678,000    133,458,000
                                                   ------------   ------------

Expenses:
 Casino                                             100,405,000    112,978,000
 Rooms                                                1,267,000      1,270,000
 Food and beverage                                    5,220,000      5,188,000
 Other                                                1,145,000      1,192,000
 General and administrative                           9,313,000      9,548,000
 Depreciation and amortization                        7,533,000     10,310,000
                                                   ------------   ------------

  Total expenses                                    124,883,000    140,486,000
                                                   ------------   ------------

Income (loss) from operations                         5,795,000     (7,028,000)
                                                   ------------   ------------

Non-operating income (expenses):
 Interest income                                        825,000        814,000
 Interest expense                                   (11,656,000)   (10,920,000)
 Gain on disposal of assets                              24,000         13,000
                                                   ------------   ------------

  Total non-operating expense, net                  (10,807,000)   (10,093,000)
                                                   ------------   ------------

Loss before income taxes and extraordinary item      (5,012,000)   (17,121,000)
 Income tax provision                                         -     (2,417,000)
                                                   ------------   ------------

Loss before extraordinary item                       (5,012,000)   (19,538,000)
Gain on early extinguishment of debt                    310,000              -
                                                   ------------   ------------

Net loss                                           $ (4,702,000)  $(19,538,000)
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             ---------------------------
                                                                 1997           1996
                                                             ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                    $ (4,702,000)  $(19,538,000)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Extraordinary item                                             (310,000)             -
  Depreciation and amortization                                 7,533,000     10,310,000
  Gain on disposal of assets                                      (24,000)       (13,000)
  Provision for doubtful accounts                               1,559,000        894,000
  Deferred income tax provision                                         -      2,417,000
  (Increase) decrease in accounts receivable                     (554,000)       485,000
  Increase in accounts payable and accrued expenses               216,000      2,254,000
  Net change in other current assets and liabilities           (1,313,000)      (347,000)
  Net change in other noncurrent assets and liabilities          (474,000)      (681,000)
                                                             ------------   ------------

    Net cash provided by (used in) operating activities         1,931,000     (4,219,000)
                                                             ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                          (1,279,000)    (3,660,000)
 Proceeds from disposition of assets                               24,000         13,000
 Obligatory investments                                        (1,333,000)    (1,432,000)
                                                             ------------   ------------

   Net cash used in investing activities                       (2,588,000)    (5,079,000)
                                                             ------------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings on credit facilities                  (2,000,000)     2,000,000
 Borrowings from affiliates                                     6,500,000              -
 Repayments of long-term debt                                  (2,131,000)        (5,000)
                                                             ------------   ------------

  Net cash provided by financing activities                     2,369,000      1,995,000
                                                             ------------   ------------

  Net increase (decrease) in cash and cash equivalents          1,712,000     (7,303,000)
    Cash and cash equivalents at beginning of period           15,624,000     21,769,000
                                                             ------------   ------------

    Cash and cash equivalents at end of period               $ 17,336,000   $ 14,466,000
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

    The accompanying consolidated financial statements have been prepared assuming Holdings will continue as a going concern. Holdings incurred an operating cash flow deficit of $6,070,000 in 1996 and, as a consequence, had to rely on borrowings from affiliates in early 1997 to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, loaned $6,500,000 to GBCC in 1996 for use by the Sands (see Note 5); HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000. There is no assurance that HCC, which is no longer the parent of GBCC, will agree to provide such additional financial support, if needed.

    Operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. Holdings' operating results for July, although 34% above July 1996 results, were significantly below expectations primarily due to declines in both gross table games wagering and table games hold percentage and reduced its cash reserves to minimum levels. Revenues for the first ten days of August reflect significant improvement and have thus far enabled Holdings to maintain acceptable working capital levels without additional borrowings from affiliates. In order to meet its debt service requirements of approximately $12,500,000 in January 1998, Holdings will need to achieve its operating plan for the remainder of 1997. Although there can be no assurance that Holdings will achieve projected operating results, management believes that its operating plan for the remainder of 1997 is attainable in the absence of a resumption of marketing wars or other unforeseen events.

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                                JUNE 30,     DECEMBER 31,
                                                  1997           1996
                                              -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)    $182,500,000   $185,000,000
14 5/8% affiliate loan, due 2005 (b)            10,000,000     10,000,000
Other                                              436,000        442,000
                                              ------------   ------------

 Total indebtedness                            192,936,000    195,442,000
Less - current maturities                       (2,512,000)    (2,512,000)
                                              ------------   ------------

 Total long-term debt                         $190,424,000   $192,930,000
                                              ============   ============
--------------------------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

    Scheduled payments of long-term debt as of June 30, 1997 are set forth below:


        1997 (six months)    $      6,000
        1998                    5,013,000
        1999                    5,014,000
        2000                    5,016,000
        2001                    5,017,000
        Thereafter            172,870,000
                             ------------

          Total              $192,936,000
                             ============

   Interest paid amounted to $10,186,000 and $10,916,000, respectively, during the six month periods ended June 30, 1997 and 1996.

(4)    INCOME TAXES

   Components of the provision for income taxes consisted of the following:

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                 -------------------------      -------------------------
                                    1997         1996               1997         1996
                                 ----------  -----------        -----------   -----------
Benefit in lieu of (provision
  for) federal income taxes:
  Current                        $ 504,000   $(2,643,000)       $ 1,452,000   $         -
    Deferred                       (82,000)   (2,618,000)           (15,000)   (2,364,000)
State income tax benefit
  (provision):
  Current                          135,000      (762,000)           400,000             -
  Deferred                         (23,000)     (128,000)            (4,000)      (53,000)
Valuation allowance               (534,000)            -         (1,833,000)            -
                                 ---------   -----------        -----------   -----------

                                 $       -   $(6,151,000)       $         -   $(2,417,000)
                                 =========   ===========        ===========   ===========

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



    Holdings is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between Holdings, PCC and GBCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission"). Holdings made no federal or state income tax payments during the six month periods ended June 30, 1997 and 1996.

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   The components of the deferred tax asset as of June 30, 1997 and December 31, 1996 were as follows:

                                            JUNE 30,     DECEMBER 31,
                                              1997           1996
                                          -------------  -------------

    Deferred tax assets:
      Net operating loss carryforwards    $ 12,598,000   $ 10,746,000
      Allowance for doubtful accounts        5,967,000      6,429,000
      Other liabilities and accruals         2,905,000      2,734,000
      Other                                  2,472,000      2,037,000
                                          ------------   ------------

       Total deferred tax assets            23,942,000     21,946,000
                                          ------------   ------------

    Deferred tax liabilities:
      Depreciation and amortization         (8,683,000)    (8,520,000)
      Other                                   (597,000)      (597,000)
                                          ------------   ------------

       Total deferred tax liabilities       (9,280,000)    (9,117,000)
                                          ------------   ------------

    Net deferred tax asset                  14,662,000     12,829,000
    Valuation allowance                    (14,662,000)   (12,829,000)
                                          ------------   ------------

                                          $          -   $          -
                                          ============   ============

    At June 30, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $28 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and thus, has provided a valuation allowance for the entire deferred tax asset at both June 30, 1997 and December 31, 1996.

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

    Net receivables from and payables to affiliates representing deferred federal income taxes in connection with the aforementioned tax allocation agreements were as follows:

                                           JUNE 30,   DECEMBER 31,
                                             1997         1996
                                          ----------  -------------

      Due from affiliate - current        $1,600,000    $2,010,000
      Due from affiliate - non-current     9,174,000     8,892,000
      Due to affiliate - current                   -      (129,000)


(5)  TRANSACTIONS WITH RELATED PARTIES

    NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $1,497,000 and $2,802,000, respectively, during the three and six month periods ended June 30, 1997 and $1,176,000 and $2,160,000, respectively, during the three and six month periods ended June 30, 1996 and are included in general and administrative expenses in the accompanying consolidated financial statements. Management fees payable to NJMI at June 30, 1997 and December 31, 1996 amounted to $542,000 and $231,000, respectively.

    GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $73,000 and $70,000, respectively, for the three month periods ended June 30, 1997 and 1996 and $140,000 and $131,000, respectively, for the six month periods ended June 30, 1997 and 1996.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of June 30, 1997 and December 31, 1996 which accrues interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,510,000 and $3,042,000 at June 30, 1997 and December 31, 1996, respectively.
The advance and related interest receivable are both included in noncurrent due from affiliates in the accompanying consolidated balance sheets.

    During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Interest accrued on affiliate loans in the amount of $1,288,000 and $410,000 is included in interest payable in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively. Repayment of such borrowings and the payment of the related interest are subject to approval by the Casino Commission.

    Interest (expense) income incurred with respect to affiliate advances and borrowings is as follows:


                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                  JUNE 30,                  JUNE 30,
                           ----------------------    ----------------------
                              1997      1996             1997        1996
                           ---------- -----------    ----------  ----------

Net advances               $(227,000)   $ 234,000    $(410,000)  $ 468,000
Affiliate loan (Note 3)     (366,000)    (366,000)    (731,000)   (731,000)

  Interest accrued on the Affiliate loan (Note 3) of $2,007,000 and $1,276,000 is included in interest payable in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

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

                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                           ---------------------  ----------------------
                              1997       1996        1997        1996
                           ----------  ---------  ----------  ----------

Billings to affiliates     $ 303,000   $ 357,000   $ 658,000   $ 783,000
Charges from affiliates     (439,000)   (204,000)   (730,000)   (500,000)

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

(7)  RECLASSIFICATIONS

   Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

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

 GENERAL

    The Sands earned income from operations of $3.6 million and $5.8 million, respectively, during the three and six month periods ended June 30, 1997 compared to losses from operations of $2.1 million and $7 million, respectively, reported for the three and six month periods ended June 30, 1996. Operating results during the first six months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first six months of 1996 were adversely affected by the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record snowstorms in January and weekend snowstorms in February. Although overall net revenues declined for the periods (to $67.5 million and $130.7 million in 1997 from $70.6 million and $133.5 million in 1996 for the three and six month periods, respectively), operating expenses decreased significantly, specifically marketing and advertising costs which decreased by $4.9 million and $7.6 million (23.1% and 19.5%), respectively, as a result of management's efforts to control costs while maintaining positive gross operating profit.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                    JUNE 30,            JUNE 30,
                             --------------------  --------------------
                               1997       1996       1997       1996
                             ---------  ---------  ---------  ---------
                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $ 19,665   $ 20,405   $ 39,156    $ 40,580
 Slot machines                 41,370     43,830     79,370      80,271
 Other (1)                        788      1,075      1,627       2,064
                             --------   --------   --------    --------

  Total                      $ 61,823   $ 65,310   $120,153    $122,915
                             ========   ========   ========    ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $131,589   $148,995   $262,633    $283,383
                             ========   ========   ========    ========

 Hold Percentages: (3, 4)
  Sands                          14.9%      13.7%      14.9%       14.3%
  Atlantic City                  15.2%      15.6%      15.2%       15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $505,719   $536,139   $959,909    $975,519
                             ========   ========   ========    ========

 Hold Percentages: (3, 4)
  Sands                           8.2%       8.2%       8.3%        8.2%
  Atlantic City                   8.5%       8.3%       8.4%        8.3%

----------------------------

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

 (4) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; consequently, industry percentages have been calculated based on information available from the New Jersey Casino Control Commission.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Table game drop at the Sands declined $17.4 million (11.7%) and $20.8 million (7.3%), respectively, during the three and six month period ended June 30, 1997 compared with the same periods of 1996. The Sands' decreases compare to increases of .1% and 5.7%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7% and 7.1%, respectively, during the three and six month periods ended June 30, 1997 from 7.9% and 8%, respectively, during the same periods of 1996. The Sands' table game drop decreases are primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of over 87,000 square feet of gaming space and 90 tables at June 30, 1997 compared to June 30, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 4%. The decline in table game drop during the second quarter of 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

    Slot machine handle decreased $30.4 million (5.7%) and $15.6 million (1.6%), respectively, during the three and six month periods ended June 30, 1997 compared with the same periods of 1996. The Sands' decreases in slot machine handle compare with increases of .5% and 2.7%, respectively, in handle for all other Atlantic City casinos. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 8.7% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased slightly by $3.5 million (5.3%) and $2.8 million (2.2%), respectively, for the three and six month periods ended June 30, 1997 compared with the same periods of 1996. Decreases in both slot machine and table game wagering were partially offset by improvements in the table game hold percentage and, for the first quarter of 1997, in the slot machine hold percentage.

    Rooms revenue increased $201,000 (8.9%) and $303,000 (6.9%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996 primarily due to an increase in the average daily rate earned on rooms. Food and beverage revenues decreased $330,000 (3.8%) and $934,000 (5.4%), respectively, for the three and six month periods ended June 30, 1997 compared with the prior year periods as a result of reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities. Other revenues decreased $361,000

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(27.6%) and $1.1 million (36.2%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods as a result of less frequent theater entertainment.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 52.3% and 54.2% , respectively, during the three and six month periods ended June 30, 1997 from 57% and 57.3%, respectively, during the three and six month periods ended June 30, 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $7.1 million (12.1%) and $12.6 million (11.1%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense decreased $66,000 (9%), during the three month period ended June 30, 1997 compared to the same period of 1996 bringing the six month period in line with 1996. Food and beverage expense increased by $157,000 (5.8%) during the three month period ended June 30, 1997 compared to the same period in 1996 also bringing the six month period in line with 1996. Other expenses did not change significantly during the 1997 three and six month periods compared with 1996 as cost savings with respect to theater entertainment were offset through reduced allocations to the casino department.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased $262,000 (5.3%) during the three month period ended June 30, 1997 compared to the 1996 period resulting in a six month 1997 expense slightly below that for the same period in 1996. Much of the reduction is attributable to decreases in other taxes and professional fees.

    DEPRECIATION AND AMORTIZATION

    As a result of the revision in estimated useful life of its buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, the Sands' depreciation and amortization expense for the second quarter and first six months of 1997 decreased by $1.5 million (29.7%) and $2.8 million (26.9%), respectively, compared to the same periods during 1996.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INTEREST

    Interest income increased $60,000 (15.3%) during the three month period ended June 30, 1997 compared to the same period during 1996 bringing the six month total in line with the prior year. Interest expense increased $374,000 (6.9%) and $736,000 (6.7%), respectively, during the 1997 periods compared to the prior year primarily due to additional interest with respect to GBHC's borrowings from affiliates.

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

    As of June 30, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $28 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1997.

    EXTRAORDINARY ITEM

    Holdings acquired $2.5 million of its 10 7/8% First Mortgage Notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities" below). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

    OPERATING ACTIVITIES

    At June 30, 1997, GBHC had cash and cash equivalents of $17.3 million. During the six month period ended June 30, 1997, net cash provided by operating activities was $1.9 million compared with net cash used in operations of $4.2 million during the 1996 period. GBHC utilized its cash from operations and borrowings from affiliates during the first six months of 1997 to make its required principal payment with respect to the 10 7/8% First Mortgage Notes, to repay its $2 million bank line of credit, to fund capital additions totaling $1.3 million and to make obligatory investments of $1.3 million.

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

    Commencing in July 1997, semiannual principal payments of $2.5 million are due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2.5 million face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $6,000.

    CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

    Capital expenditures at the Sands during the six month period ended June 30, 1997 amounted to $1.3 million and management anticipates capital expenditures during the remainder of 1997 will be approximately $3.2 million. Projects currently planned during 1997 include additional slot machines, upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1997 totaled $1.3 million and are anticipated to be approximately $1.7 million during the remainder of 1997.

    SUMMARY

    Holdings incurred an operating cash flow deficit of $6.1 million in 1996 and, as a consequence, had to rely on borrowings from affiliates in early 1997 to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC, which loaned $6.5 million to GBCC in 1996 for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million. There is no assurance that HCC, which is no longer the parent of GBCC, will agree to provide such additional financial support, if needed.

                               GB HOLDINGS, INC.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. Holdings' operating results for July, although 34% above July 1996 results, were significantly below expectations primarily due to declines in both gross table games wagering and table games hold percentage and reduced its cash reserves to minimum levels. Revenues for the first ten days of August reflect significant improvement and have thus far enabled Holdings to maintain acceptable working capital levels without additional borrowings from affiliates. In order to meet its debt service requirements of approximately $12.5 million in January 1998, Holdings will need to achieve its operating plan for the remainder of 1997. Although there can be no assurance that Holdings will achieve projected operating results, management believes that its operating plan for the remainder of 1997 is attainable in the absence of a resumption of marketing wars or other unforeseen events.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GB HOLDINGS, INC.
                                        GB PROPERTY FUNDING CORP.
                                        -------------------------
                                              Registrants

Date:  August 12, 1997                 By: /s/ John C. Hull
       ---------------                    -------------------
                                               John C. Hull
                                        Principal Accounting Officer