Form 10-Q
period 1997-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1997-11-13
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997
                                 ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------
Commission file number         33-69716
                     ------------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)


        DELAWARE                                    75-2502290
        DELAWARE                                    75-2502293
       NEW JERSEY                                   22-2242014
---------------------------------            ----------------------------

(States or other jurisdictions of               (I.R.S. Employer
incorporation or organization)                 Identification No.'s)

      C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
      ATLANTIC CITY, NEW JERSEY                             08401
-----------------------------------------               --------------
 (Address of principal executive offices)                 (Zip Code)

(Registrants' telephone number, including area code): (609) 441-0704
                                                      --------------


TWO GALLERIA TOWER, SUITE 2200, 13455 NOEL ROAD, LB48, DALLAS, TEXAS  75240
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES  X         NO
                                                          ------         -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           REGISTRANT                               CLASS                             OUTSTANDING AT NOVEMBER 11, 1997
---------------------------------         -----------------------------               -------------------------------
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

PART I:  FINANCIAL INFORMATION
------------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The registered securities consist of 10 7/8% First Mortgage Notes (the "10 7/8% First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding") and listed on the American Stock Exchange. GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at Indiana Avenue and Brighton Park, 9th Floor, Atlantic City, New Jersey 08401 and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

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

   GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") . Substantially all of Holdings' assets and operations relate to the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be reported for the full year.

   The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1997, and their respective results of operations for the three and nine month periods ended September 30, 1997 and 1996 and their cash flows for the nine month periods ended September 30, 1997 and 1996.

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

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                BALANCE SHEETS
                                  (UNAUDITED)




                                            SEPTEMBER 30,  DECEMBER 31,
                                                1997           1996
                                            -------------  ------------
            ASSETS

Current assets:
 Cash                                        $      1,000  $      1,000
 Interest receivable from affiliate             4,191,000     9,277,000
 Note receivable from affiliate                 5,000,000     2,500,000
                                             ------------  ------------

  Total current assets                          9,192,000    11,778,000
                                             ------------  ------------

Note receivable from affiliate                177,500,000   182,500,000
                                             ------------  ------------

                                             $186,692,000  $194,278,000
                                             ============  ============

  LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term debt        $  5,000,000  $  2,500,000
 Accrued interest payable                       4,191,000     9,277,000
                                             ------------  ------------

  Total current liabilities                     9,191,000    11,777,000
                                             ------------  ------------

Long-term debt                                177,500,000   182,500,000
                                             ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $186,692,000  $194,278,000
                                             ============  ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                       THREE MONTHS ENDED
                         SEPTEMBER 30,
                     ----------------------
                        1997        1996
                     ----------  ----------

Revenues:
 Interest income     $4,962,000  $5,029,000

Expenses:
 Interest expense     4,962,000   5,029,000
                     ----------  ----------

  Net income         $        -  $        -
                     ==========  ==========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                        NINE MONTHS ENDED
                          SEPTEMBER 30,
                     ------------------------
                        1997         1996
                     -----------  -----------

Revenues:
 Interest income     $14,980,000  $15,089,000

Expenses:
 Interest expense     14,980,000   15,089,000
                     -----------  -----------

  Net income         $         -  $         -
                     ===========  ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------

OPERATING ACTIVITIES:
 Net income                                         $         -   $         -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Decrease in interest receivable from affiliate      5,086,000     5,030,000
  Decrease in accrued interest payable               (5,086,000)   (5,030,000)
                                                    -----------   -----------

    Net cash provided by operating activities                 -             -

  Cash at beginning of period                             1,000         1,000
                                                    -----------   -----------

  Cash at end of period                             $     1,000   $     1,000
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

   The financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

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

tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used on June 4, 1997 to make the July 15, 1997 required principal payment.

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

   Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $20,066,000 and $20,119,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

(3)  INCOME TAXES

   GB Property Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), GBCC's parent prior to that date. Pursuant to agreements between Holdings and GBCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the nine month periods ended September 30, 1997 and 1996, no provision or payments were made under the agreements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1997            1996
                                                  --------------  --------------

Current Assets:
 Cash and cash equivalents                        $  12,333,000   $  15,624,000
 Accounts receivable, net of allowances
  of $14,539,000 and $15,524,000, respectively        9,198,000      10,112,000
 Inventories                                          3,545,000       3,873,000
 Due from affiliate                                   1,829,000       2,382,000
 Refundable deposits and other current assets         4,173,000       3,180,000
                                                  -------------   -------------

  Total current assets                               31,078,000      35,171,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,093,000      38,093,000
 Buildings and improvements                         185,508,000     185,508,000
 Operating equipment                                 93,213,000      91,865,000
 Construction in progress                             2,104,000       1,535,000
                                                  -------------   -------------

                                                    318,918,000     317,001,000
 Less - accumulated depreciation and
  amortization                                     (170,199,000)   (160,987,000)
                                                  -------------   -------------

 Net property and equipment                         148,719,000     156,014,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               7,604,000       6,382,000
 Due from affiliate                                  18,642,000      17,606,000
 Deferred financing costs and other assets            8,505,000       9,265,000
                                                  -------------   -------------

  Total other assets                                 34,751,000      33,253,000
                                                  -------------   -------------

                                                  $ 214,548,000   $ 224,438,000
                                                  =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT


                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1997           1996
                                             --------------  -------------

Current Liabilities:
 Current maturities of long-term debt         $  5,013,000   $  2,512,000
 Short-term credit facilities                            -      2,000,000
 Short-term borrowings from affiliates          13,000,000      6,500,000
 Accounts payable                                6,438,000      7,881,000
 Accrued liabilities -
  Salaries and wages                             4,829,000      4,981,000
  Interest                                       8,315,000     10,978,000
  Insurance                                      3,121,000      3,112,000
  Other                                          7,435,000      6,683,000
 Due to affiliates                                 251,000        826,000
 Other current liabilities                       3,802,000      5,429,000
                                              ------------   ------------

  Total current liabilities                     52,204,000     50,902,000
                                              ------------   ------------

Long-Term Debt                                 187,921,000    192,930,000
                                              ------------   ------------

Other Noncurrent Liabilities                     1,404,000      1,550,000
                                              ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                        1,000          1,000
 Additional paid-in capital                     18,438,000     18,438,000
 Accumulated deficit                           (45,420,000)   (39,383,000)
                                              ------------   ------------

  Total shareholder's deficit                  (26,981,000)   (20,944,000)
                                              ------------   ------------

                                              $214,548,000   $224,438,000
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      ----------------------------
                                           1997           1996
                                      --------------  ------------
Revenues:
 Casino                                 $63,272,000   $65,820,000
 Rooms                                    2,713,000     2,660,000
 Food and beverage                        9,043,000     9,167,000
 Other                                    1,175,000     1,535,000
                                        -----------   -----------

                                         76,203,000    79,182,000
 Less - promotional allowances           (6,962,000)   (7,462,000)
                                        -----------   -----------

  Net revenues                           69,241,000    71,720,000
                                        -----------   -----------

Expenses:
 Casino                                  52,384,000    56,265,000
 Rooms                                      630,000       405,000
 Food and beverage                        3,105,000     3,149,000
 Other                                      908,000     1,296,000
 General and administrative               4,813,000     4,543,000
 Depreciation and amortization            3,350,000     5,014,000
                                        -----------   -----------

  Total expenses                         65,190,000    70,672,000
                                        -----------   -----------

Income from operations                    4,051,000     1,048,000
                                        -----------   -----------

Non-operating income (expense):
 Interest income                            394,000       360,000
 Interest expense                        (5,802,000)   (5,635,000)
 Gain on disposal of assets                  22,000             -
                                        -----------   -----------

  Total non-operating expense, net       (5,386,000)   (5,275,000)
                                        -----------   -----------

Loss before income taxes                 (1,335,000)   (4,227,000)
 Income tax provision                             -             -
                                        -----------   -----------

Net loss                                $(1,335,000)  $(4,227,000)
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                        1997           1996
                                                   --------------  -------------
Revenues:
 Casino                                             $183,425,000   $188,735,000
 Rooms                                                 7,405,000      7,049,000
 Food and beverage                                    25,420,000     26,478,000
 Other                                                 3,087,000      4,532,000
                                                    ------------   ------------

                                                     219,337,000    226,794,000
 Less - promotional allowances                       (19,418,000)   (21,616,000)
                                                    ------------   ------------

  Net revenues                                       199,919,000    205,178,000
                                                    ------------   ------------

Expenses:
 Casino                                              152,789,000    169,243,000
 Rooms                                                 1,897,000      1,675,000
 Food and beverage                                     8,325,000      8,337,000
 Other                                                 2,053,000      2,488,000
 General and administrative                           14,126,000     14,091,000
 Depreciation and amortization                        10,883,000     15,324,000
                                                    ------------   ------------

  Total expenses                                     190,073,000    211,158,000
                                                    ------------   ------------

Income (loss) from operations                          9,846,000     (5,980,000)
                                                    ------------   ------------

Non-operating income (expense):
 Interest income                                       1,219,000      1,174,000
 Interest expense                                    (17,458,000)   (16,555,000)
 Gain on disposal of assets                               46,000         13,000
                                                    ------------   ------------

  Total non-operating expense, net                   (16,193,000)   (15,368,000)
                                                    ------------   ------------

Loss before income taxes and extraordinary item       (6,347,000)   (21,348,000)
 Income tax provision                                          -     (2,417,000)
                                                    ------------   ------------

Loss before extraordinary item                        (6,347,000)   (23,765,000)
Gain on early extinguishment of debt                     310,000              -
                                                    ------------   ------------

Net loss                                            $ (6,037,000)  $(23,765,000)
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               -----------------------------
                                                                    1997            1996
                                                               --------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                        $(6,037,000)  $(23,765,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Extraordinary item                                                (310,000)             -
  Depreciation and amortization                                   10,883,000     15,324,000
  Gain on disposal of assets                                         (46,000)       (13,000)
  Provision for doubtful accounts                                  2,265,000      1,562,000
  Deferred income tax provision                                            -      2,417,000
  Increase in accounts receivable                                 (1,351,000)      (956,000)
  Decrease in accounts payable and accrued expenses               (3,497,000)    (3,609,000)
  Net change in other current assets and liabilities              (2,912,000)      (539,000)
  Net change in other noncurrent assets and liabilities             (693,000)      (988,000)
                                                                 -----------   ------------

   Net cash used in operating activities                          (1,698,000)   (10,567,000)
                                                                 -----------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                             (1,917,000)    (4,668,000)
 Proceeds from disposition of assets                                  46,000         13,000
 Obligatory investments                                           (2,089,000)    (2,248,000)
                                                                 -----------   ------------

   Net cash used in investing activities                          (3,960,000)    (6,903,000)
                                                                 -----------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings on credit facilities                     (2,000,000)     2,000,000
 Borrowings from affiliates                                        6,500,000      6,500,000
 Deferred financing costs                                                  -        (10,000)
 Repayments of long-term debt                                     (2,133,000)        (8,000)
                                                                 -----------   ------------

  Net cash provided by financing activities                        2,367,000      8,482,000
                                                                 -----------   ------------

  Net decrease in cash and cash equivalents                       (3,291,000)    (8,988,000)
   Cash and cash equivalents at beginning of period               15,624,000     21,769,000
                                                                 -----------   ------------

   Cash and cash equivalents at end of period                    $12,333,000   $ 12,781,000
                                                                 ===========   ============

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

                     GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

    The accompanying consolidated financial statements have been prepared assuming Holdings will continue as a going concern. The Sands' operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. The Sands' operating results for the third quarter, although improved from the prior year period results, were significantly below its operating plan. Accordingly, Holdings has incurred an operating cash flow deficit of $1,698,000 through the third quarter of 1997 and, consequently, cash reserves have been reduced. October operating results continued to be below management's operating plan. In order to meet its debt service requirements of approximately $12,500,000 in January 1998, Holdings will require financial assistance from affiliated companies or other sources. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, loaned $6,500,000 to GBCC in 1996 for use by the Sands (see Note 5); HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000. There is no assurance that HCC, which is no longer the parent of GBCC, or GBCC will agree to provide such additional financial support, if needed.

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

                     GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness.

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   1997           1996
                                              --------------  -------------

10 7/8% first mortgage notes, due 2004 (a)     $182,500,000   $185,000,000
14 5/8% affiliate loan, due 2005 (b)             10,000,000     10,000,000
Other                                               434,000        442,000
                                               ------------   ------------

 Total indebtedness                             192,934,000    195,442,000
Less - current maturities                        (5,013,000)    (2,512,000)
                                               ------------   ------------

 Total long-term debt                          $187,921,000   $192,930,000
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

   Scheduled payments of long-term debt as of September 30, 1997 are set forth below:

        1997 (three months)    $      4,000
        1998                      5,013,000
        1999                      5,014,000
        2000                      5,016,000
        2001                      5,017,000
        Thereafter              172,870,000
                               ------------

          Total                $192,934,000
                               ============

   Interest paid amounted to $20,121,000 and $21,029,000, respectively, during the nine month periods ended September 30, 1997 and 1996.


(4)    INCOME TAXES

   Components of the provision for income taxes consisted of the following:


                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                 -----------------------------       -------------------------
                                    1997              1996              1997           1996
                                 ----------      -------------       ---------       ---------
Benefit in lieu of (provision
  for) federal income taxes:
  Current                         $ 845,000        $    -            $ 2,297,000    $         -
    Deferred                       (441,000)            -               (456,000)    (2,364,000)
State income tax benefit
  (provision):
  Current                           204,000             -                604,000              -
  Deferred                          (97,000)            -               (101,000)       (53,000)
Valuation allowance                (511,000)            -             (2,344,000)             -
                                  ---------        ------            -----------    -----------

                                  $       -        $    -            $         -    $(2,417,000)
                                  =========        ======            ===========    ============

                     GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Holdings is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between Holdings, PCC and GBCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission"). Holdings made no federal or state income tax payments during the nine month periods ended September 30, 1997 and 1996.

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   The components of the deferred tax asset as of September 30, 1997 and December 31, 1996 were as follows:

                                          SEPTEMBER 30,   DECEMBER 31,
                                               1997           1996
                                          --------------  -------------

    Deferred tax assets:
      Net operating loss carryforwards     $ 13,647,000   $ 10,746,000
      Allowance for doubtful accounts         5,736,000      6,429,000
      Other liabilities and accruals          2,991,000      2,734,000
      Other                                   2,360,000      2,037,000
                                           ------------   ------------

       Total deferred tax assets             24,734,000     21,946,000
                                           ------------   ------------

    Deferred tax liabilities:
      Depreciation and amortization          (8,964,000)    (8,520,000)
      Other                                    (597,000)      (597,000)
                                           ------------   ------------

       Total deferred tax liabilities        (9,561,000)    (9,117,000)
                                           ------------   ------------

    Net deferred tax asset                   15,173,000     12,829,000
    Valuation allowance                     (15,173,000)   (12,829,000)
                                           ------------   ------------

                                           $          -   $          -
                                           ============   ============

    At September 30, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $31 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and thus, has provided a valuation allowance for the entire deferred tax asset at both September 30, 1997 and December 31, 1996.

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

    Net receivables from and payables to affiliates representing deferred federal income taxes in connection with the aforementioned tax allocation agreements were as follows:

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1997           1996
                                          -------------  -------------

      Due from affiliate - current           $1,548,000    $2,010,000
      Due from affiliate - non-current        9,226,000     8,892,000
      Due to affiliate - current                      -      (129,000)


(5)  TRANSACTIONS WITH RELATED PARTIES

    NJMI, under a management agreement with the Sands, is responsible for the supervision, direction and control of the day-to-day operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $1,630,000 and $4,432,000, respectively, during the three and nine month periods ended September 30, 1997 and $1,431,000 and $3,591,000, respectively, during the three and nine month periods ended September 30, 1996 and are included in general and administrative expenses in the accompanying consolidated financial statements. A receivable balance of $28,000 representing estimated management fees paid to NJMI in excess of costs incurred is included in the consolidated balance sheet at September 30, 1997. Management fees payable to NJMI and included in the consolidated balance sheet at December 31, 1996 amounted to $231,000.

    GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $82,000 and $80,000, respectively, for the three month periods ended September 30, 1997 and 1996 and $222,000 and $211,000, respectively, for the nine month periods ended September 30, 1997 and 1996.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of September 30, 1997 and December 31, 1996 which accrues interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,744,000 and $3,042,000 at September 30, 1997 and December 31, 1996,
respectively. The advance and related interest receivable are both included in noncurrent due from affiliates in the accompanying consolidated balance sheets.

    During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Interest accrued on affiliate loans in the amount of $1,752,000 and $410,000 is included in interest payable in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively. Repayment of such borrowings and the payment of the related interest are subject to approval by the Casino Commission.

    Interest (expense) income incurred with respect to affiliate advances and borrowings is as follows:


                             THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                           ----------------------   -----------------------------
                              1997        1996         1997             1996
                           ----------  ----------  ----------       ------------

Net advances               $(230,000)  $  52,000    $  (640,000)    $   520,000
Affiliate loan (Note 3)     (366,000)   (366,000)    (1,097,000)     (1,097,000)

   Interest accrued on the Affiliate loan (Note 3) of $2,373,000 and $1,276,000 is included in interest payable in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

   GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                           ----------------------    -------------------------
                              1997        1996            1997        1996
                           ----------  ----------     ----------    -----------

Billings to affiliates     $ 200,000   $ 516,000       $ 858,000   $1,299,000
Charges from affiliates     (177,000)   (204,000)       (907,000)    (704,000)

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

 GENERAL

    The Sands earned income from operations of $4.1 million and $9.8 million, respectively, during the three and nine month periods ended September 30, 1997 compared to income from operations of $1 million and a loss from operations of $6 million, respectively, reported for the three and nine month periods ended September 30, 1996. Operating results during the first nine months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first nine months of 1996 were adversely affected by the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record snowstorms in January and weekend snowstorms in February. Net revenues declined for the respective three and nine month periods (to $69.2 million and $199.9 million in 1997 from $71.7 million and $205.2 million in 1996). However, operating expenses also decreased significantly, most notably (i) marketing and advertising costs which decreased by $1.2 million (6.3%) and $8.8 million (15.3%) during the quarter and nine month period, respectively, as a result of management's efforts to control costs while maintaining positive gross operating profit and (ii) salaries and related benefits costs which decreased by $1.6 million (6.5%) and $5 million (6.7%), respectively.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                               ------------------------      ---------------------
                               1997             1996          1997        1996
                              ---------     ----------       --------    --------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $ 19,764   $ 21,170             $   58,920 $   61,750
 Slot machines                 42,726     43,663                122,096    123,934
 Other (1)                        782        987                  2,409      3,051
                             --------   --------             ----------  ----------

  Total                      $ 63,272   $ 65,820             $  183,425  $  188,735
                             ========   ========             ==========  ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $143,483   $161,052             $  406,116  $  444,435
                             ========   ========             ==========  ==========

 Hold Percentages: (3, 4)
  Sands                          13.8%      13.1%                  14.5%       13.9%
  Atlantic City                  14.6%      15.2%                  15.0%       15.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $526,470   $535,346             $1,486,379  $1,510,865
                             ========   ========             ==========  ==========

 Hold Percentages: (3, 4)
  Sands                           8.1%       8.2%                   8.2%       8.2%
  Atlantic City                   8.4%       8.3%                   8.4%       8.3%
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Table game drop at the Sands declined $17.6 million (10.9%) and $38.3 million (8.6%), respectively, during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. The Sands' decreases compare to increases of 0.9% and 3.9%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% and 7%, respectively, during the three and nine month periods ended September 30, 1997 from 7.6% and 7.9%, respectively, during the same periods of 1996. The Sands' table game drop decreases are primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of approximately 91,000 square feet of gaming space and 80 tables at September 30, 1997 compared to September 30, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 5.4%. The decline in table game drop during the second and third quarters of 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

    Slot machine handle decreased $8.9 million (1.7%) and $24.5 million (1.6%), respectively, during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. The Sands' decreases in slot machine handle compare with increases of 1.3% and 2.2%, respectively, in handle for all other Atlantic City casinos. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 8.1% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased slightly by $2.5 million (3.9%) and $5.3 million (2.8%), respectively, for the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. Decreases in both slot machine and table game wagering were partially offset by improvements in the table game hold percentage.

    Rooms revenue did not change significantly during the third quarter of 1997 resulting in an increase of $356,000 (5.1%) for the nine month period ended September 30, 1997 compared with 1996. Such increase was primarily due to an increase in the average daily rate earned on rooms. Food and beverage revenues decreased slightly during both the three and nine month periods ended September 30, 1997 compared with the prior year periods as a result of reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities. Other revenues decreased $360,000 (23.5%) and $1.4 million (31.9%), respectively, during the three and nine

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



month periods ended September 30, 1997 compared to the 1996 periods as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.8% and 54.1% , respectively, during the three and nine month periods ended September 30, 1997 from 55.8% and 56.8%, respectively, during the three and nine month periods ended September 30, 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $3.9 million (6.9%) and $16.5 million (9.7%), respectively, during the three and nine month periods ended September 30, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense increased $225,000 (55.6%) and $222,000 (13.3%), respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods of 1996. The increase results from a lesser percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. Food and beverage expense did not change significantly during the 1997 three and nine month periods compared with 1996. Other expenses decreased by $388,000 (29.9%) and $435,000 (17.5%), respectively, during the third quarter and first nine months of 1997 compared to the 1996 periods due to cost savings with respect to theater entertainment.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased $270,000 (5.9%) during the three month period ended September 30, 1997 compared to the 1996 period resulting in a nine month 1997 expense slightly above that for the same period in 1996.

    DEPRECIATION AND AMORTIZATION

    As a result of the revision in estimated useful life of its buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, the Sands' depreciation and amortization expense for the third quarter and first nine months of 1997 decreased by $1.7 million (33.2%) and $4.4 million (29%), respectively, compared to the same periods during 1996.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



    INTEREST

    Interest income increased $34,000 (9.4%) during the three month period ended September 30, 1997 compared to the same periods during 1996 bringing the nine month total in line with 1996. Interest expense increased $167,000 (3%) and $903,000 (5.5%), respectively, during the 1997 periods compared to the prior year primarily due to additional interest with respect to GBHC's borrowings from affiliates.

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

    As of September 30, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $31 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1997.

    EXTRAORDINARY ITEM

    A subsidiary of Holdings acquired $2.5 million of 10 7/8% First Mortgage Notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities" below). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

    OPERATING ACTIVITIES

    At September 30, 1997, GBHC had cash and cash equivalents of $12.3 million. During the nine month period ended September 30, 1997, net cash used by operating activities was $1.7 million compared with $10.6 million during the same 1996 period. GBHC utilized its cash from operations and borrowings from affiliates during the first nine months of 1997 to make its required principal payment with respect to the 10 7/8% First Mortgage Notes, to repay its $2 million bank line of credit, to fund capital additions totaling $1.9 million and to make obligatory investments of $2.1 million.

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

    Commencing in July 1997, semiannual principal payments of $2.5 million are due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2.5 million face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $4,000.

    CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

    Capital expenditures at the Sands during the nine month period ended September 30, 1997 amounted to $1.9 million and management anticipates capital expenditures during the remainder of 1997 will be approximately $1 million. Projects currently planned during 1997 include upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1997 totaled $2.1 million and are anticipated to be approximately $780,000 during the remainder of 1997.

    SUMMARY

    The Sands' operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. The Sands' operating results for the third quarter, although improved from the prior year period results, were significantly below its operating plan. Accordingly, Holdings has incurred an operating cash flow deficit of $1.7 million through the third quarter of 1997 and, consequently, cash reserves have been reduced. October operating results continued to be below management's operating plan. In order to meet its debt service requirements of approximately $12.5 million in January 1998, Holdings will require financial assistance from affiliated companies or other

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



sources. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC, which loaned $6.5 million to GBCC in 1996 for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million. There is no assurance that HCC, which is no longer the parent of GBCC, or GBCC will agree to provide such additional financial support, if needed.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                                -------------------------
                                                       Registrants

Date:  November 12, 1997                        By:/s/  John C. Hull
------------------------                           -----------------------
                                                        John C. Hull
                                                   Principal Accounting Officer