Form 10-K
period 1997-12-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1998-03-31
CIK 912906, 906595, 912926

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1997
                         ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -------------------

Commission file number         33-69716
                      ----------------------------


                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its CHARTER)

                     DELAWARE                                   75-2502290
                     DELAWARE                                   75-2502293
                    NEW JERSEY                                  22-2242014
-----------------------------------------------------    -----------------------
          (States or other jurisdictions of                  (I.R.S. Employer
            incorporation or organization)                 Identification No.'s)

          C/O SANDS HOTEL & CASINO
  INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
         ATLANTIC CITY, NEW JERSEY                                 08401
-------------------------------------------------------  -----------------------
   (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code):      (609) 441-0704
                                                     ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

          $185,000,000 PRINCIPAL
AMOUNT OF 10 7/8% FIRST MORTGAGE NOTES DUE
           JANUARY 15, 2004
------------------------------------------- ------------------------------------
            Title of each class             Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES  X         NO
                                                          ------        ------

   As of March 27, 1998, 1,000 shares of Common Stock of GB Holdings, Inc., $1.00 par value, were outstanding, all of which were held by an affiliate. As of March 27, 1998, 1,000 shares of Common Stock of GB Property Funding Corp., $1.00 par value, and 100 shares of Common Stock of Greate Bay Hotel and Casino, Inc., no par value, were outstanding, all of which were held by GB Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                     NONE

                                     PART I


ITEM 1.  BUSINESS

GENERAL
-------

   The registered securities consist of 10 7/8% First Mortgage Notes (the "10 7/8% First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding").
GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at Indiana Avenue and Brighton Park, 9th Floor, Atlantic City, New Jersey 08401 and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

   GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA".

   GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the 10 7/8% First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands. New Jersey Management, Inc. ("NJMI"), which is also an indirect, wholly owned subsidiary of GBCC, is responsible for the operations of the Sands under a management agreement with GBHC.

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

THE SANDS
---------

   For a description of the Sands' facilities, please refer to "Item 2. - Properties."

   Business Strategy. The Sands' marketing strategy in the highly competitive
   -----------------
Atlantic City market has consisted of seeking higher-value repeat patrons through its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

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

   In implementing the Sands' marketing and operating strategy, the Sands uses modern casino information technology which includes table game and slot machine monitoring systems which enable the Sands to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into, its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. Such systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

   Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

   The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to directly market to these patrons in an attempt to convert them into repeat patrons.

   Competition.  The Sands faces intense competition from the 11 other existing
   -----------
Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. Several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts has announced plans for an approximately $1 billion resort complex consisting of a casino, a 4,000 room hotel, several theaters and an upscale shopping concourse at a site located in the Marina District. The State of New Jersey has announced a tunnel project connecting the Atlantic City Expressway with the Marina District. Sun International acquired an existing casino in Atlantic City and is proceeding with a significant expansion and renovation including the addition of hotel rooms and gaming space. Bally's Park Place is currently constructing a new parking and bus facility and Caesars' Atlantic City is constructing a new entrance to their facility, both directly on Pacific Avenue. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1996 and 1993 requires the allocation of an aggregate of $175 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such legislation. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

   In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking spaces, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes that in prior years its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. However, many of its competitors have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC and, as a result, the Sands' facilities and amenities have fallen behind many of the other casinos. In addition, the lack of access to Pacific Avenue has hampered the Sands' efforts to expand its "drive-in" patron base.

   Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. Gaming on cruise ships departing from New York City has recently begun and further expansion of such activities is uncertain at this time. In addition, slot machines are now allowed at race tracks in the State of Delaware.

   Industry Developments.  A number of significant changes to the regulations
   ---------------------
governing the casino industry have been approved by New Jersey regulators in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to stimulate industry growth. Partly as a result of such regulatory changes, revenues have shown small, but steady increases from $3.7 billion in 1995 to $3.8 billion in 1996 to $3.9 billion in 1997.

   Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1997 slot win accounted for nearly 70% of total Atlantic City gaming win. Table games remain important, however, to a select segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1997, gaming credit extended to Sands' customers accounted for approximately 26.8% of overall table game wagering, while table game wagering accounted for approximately 21.5% of overall casino wagering during the period. At December 31, 1997, gaming receivables amounted to $22 million before allowances for uncollectible gaming receivables amounting to $14.9 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

   License Agreement.  GBCC entered into a 99-year license agreement (the "Sands
   -----------------
License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $290,000, $283,000 and $288,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

   The Sands Management Contract.  NJMI is responsible for the operations of the
   -----------------------------
Sands pursuant to the Sands Management Contract, which was executed in August 1987 and has an initial term of 99 years.

NJMI receives (i) a base services fee of 1.5% of gross revenues (as defined), which approximates net revenue, and (ii) an incentive fee determined as a varying percentage of gross operating profit (as defined), less the base service fee. The incentive fee equals 5% of gross operating profit and increases in increments (up to 7.5%) for each $5 million increase in gross operating profit. Both the base services and incentive fees are paid monthly in arrears. As a result of its bankruptcy filing, GBHC can move before the Bankruptcy Court to assume or reject any executory contract including the Sands' Management Contract, and a party to a rejected executory contract may assert a damage claim as part of the Chapter 11 proceedings.

   Employees and Labor Relations.  In Atlantic City, all casino employees,
   -----------------------------
except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1997, there were approximately 3,000 employees at the Sands. The Sands has collective bargaining agreements with three unions that represent approximately 1,000 employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 1999. Collective bargaining agreement negotiations with a fourth union are currently underway. Management considers its labor relations to be good.

CASINO REGULATION
-----------------

   Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

   Casino Licenses.  The Casino Act requires that all casino owners and
   ---------------
management contractors be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI, as the management contractor, have been issued plenary casino licenses, and GBCC has been approved as a holding company of a casino licensee.

   The plenary licenses issued to GBHC and NJMI with respect to the Sands were renewed by the Casino Commission in September 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997. Such review took place and the Sands is scheduled for another review in 1998. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates.

   The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the

Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1997, 1996 and 1995, the taxes assessed by, and the license and other fees incurred by the Sands amounted to $22.4 million, $23.5 million and $25 million, respectively.

   The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

   GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1997, 1996 and 1995 totaling $147,000, $1.5 million and $250,000, respectively, resulting in waivers granted by the CRDA during 1997 and 1995 totaling $75,000 and $128,000, respectively. No such waivers were granted during 1996; however, the contributions were designated for projects expected to benefit the community and the Sands facility.

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

   Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2.   PROPERTIES

   The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,025 slot machines and approximately 105 table games; a hotel with 532 rooms (including 59 suites); six restaurants; two cocktail lounges; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,750 vehicles. In addition, a nearby warehouse and a building in Atlantic City that houses an auto shop facility also support the Sands' operations.

   On February 17, 1994, GB Property Funding issued the 10 7/8% First Mortgage Notes collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million became due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used on June 4, 1997 to make the July 15, 1997 required principal payment.

   On January 5, 1998, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. As a consequence of the filing, the principal and interest payment due on January 15, 1998 was not made and the accrual of additional interest on the 10 7/8% First Mortgage Notes has been suspended.

ITEM 3.   LEGAL PROCEEDINGS

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

ITEM 6.   SELECTED FINANCIAL DATA

   GB PROPERTY FUNDING CORP. AND GB HOLDINGS, INC.
   -----------------------------------------------

   The following tables set forth selected financial information for GB Property Funding Corp. and GB Holdings, Inc. and are qualified in their entirety by, and should be read in conjunction with, GB Property Funding's and GB Holdings' Financial Statements and notes thereto contained elsewhere herein. The data as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of GB Property Funding and GB Holdings contained elsewhere in Item 8.

                           GB PROPERTY FUNDING CORP.


STATEMENT OF OPERATIONS DATA:                   YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                   1997       1996       1995       1994     1993 (1)
                                 ---------  ---------  ---------  ---------  ---------
                                                    (IN THOUSANDS)

Interest income................  $ 19,941   $ 20,119   $ 20,119   $ 17,548   $      -
Interest expense...............   (19,941)   (20,119)   (20,119)   (17,548)         -
                                 --------   --------   --------   --------   --------

Net income.....................  $      -   $      -   $      -   $      -   $      -
                                 ========   ========   ========   ========   ========

BALANCE SHEET DATA:                                     DECEMBER 31,
                                 -----------------------------------------------------
                                   1997       1996       1995       1994     1993 (1)
                                 --------   --------   --------   --------   ---------
                                                     (IN THOUSANDS)

Total assets...................  $191,653   $194,278   $194,278   $194,278   $      1
Total debt.....................   182,500    185,000    185,000    185,000          -
Shareholder's equity...........         1          1          1          1          1

_______________________________
(1) GB Property Funding was incorporated on September 29, 1993.

                               GB HOLDINGS, INC.

STATEMENT OF OPERATIONS DATA:
                                                                   YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1997       1996       1995     1994 (1)   1993 (1)
                                                  ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS)

Net revenues....................................  $256,255   $264,761   $283,950   $275,139   $261,840
                                                  --------   --------   --------   --------   --------

Expenses:
   Departmental.................................   215,907    235,285    223,631    215,081    197,179
   General and administrative...................    17,409     18,486     23,021     23,439     27,691
   Depreciation and amortization................    14,062     19,310     19,937     18,872     19,829
                                                  --------   --------   --------   --------   --------
    Total expenses..............................   247,378    273,081    266,589    257,392    244,699
                                                  --------   --------   --------   --------   --------
   Income (loss) from operations................     8,877     (8,320)    17,361     17,747     17,141
                                                  --------   --------   --------   --------   --------
Non-operating income (expense):
   Interest income..............................     1,680      1,590      1,808      2,186      1,822
   Interest expense.............................   (23,260)   (22,236)   (21,680)   (21,053)   (22,349)
   Gain on disposal of assets...................        59         13         56         73          -
                                                  --------   --------   --------   --------   --------
    Total non-operating expenses, net...........   (21,521)   (20,633)   (19,816)   (18,794)   (20,527)
                                                  --------   --------   --------   --------   --------

Loss before income taxes, cumulative effect of
   accounting change, extraordinary and
   other items..................................   (12,644)   (28,953)    (2,455)    (1,047)    (3,386)
Valuation provision on affiliate receivables....    (9,650)         -          -          -          -
Write off deferred financing costs..............    (4,265)         -          -          -          -
Reorganization costs............................      (505)         -          -          -          -
                                                  --------   --------   --------   --------   --------

Loss before income taxes, cumulative effect of
   accounting change and extraordinary item.....   (27,064)   (28,953)    (2,455)    (1,047)    (3,386)
Income tax (provision) benefit..................   (10,902)    (2,417)      (186)      (920)       131
                                                  --------   --------   --------   --------   --------
Loss before cumulative effect of accounting
   change and extraordinary item................   (37,966)   (31,370)    (2,641)    (1,967)    (3,255)
Cumulative effect of accounting change..........         -          -          -          -      2,000
Extraordinary item - early extinguishment of
   debt, net of related tax benefits............       310          -          -          -     (5,667)
                                                  --------   --------   --------   --------   --------

Net loss........................................  $(37,656)  $(31,370)  $ (2,641)  $ (1,967)  $ (6,922)
                                                  ========   ========   ========   ========   ========

BALANCE SHEET DATA:
                                                                         DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1997       1996       1995      1994 (1)   1993 (1)
                                                  --------   --------   --------   --------   ---------
                                                                       (IN THOUSANDS)

Total assets....................................  $187,728   $224,438   $245,558   $245,721   $223,275
Total debt......................................   205,932    203,942    195,453    195,463    190,177
Shareholder's (deficit) equity..................   (58,600)   (20,944)    10,426     13,067         34

____________________________
(1) Holdings acquired GBHC on February 17, 1994. The merger was accounted for as a pooling of interests; accordingly, the consolidated financial statements are presented as if the accounts have always been combined. Holdings has no significant operations other than those of GBHC.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Holdings. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or Holdings in particular, and other risks indicated in Holdings' filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to Holdings or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

   Holdings owns GBHC which owns the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. Beginning in early 1996 and continuing through 1997, due to declines in operating cash flow discussed in "Results of Operations," the Sands required periodic financial assistance from PCC and GBCC in order to meet debt service obligations and would have required substantial additional financial assistance to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

   GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

   As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court.

   OPERATING ACTIVITIES

   At December 31, 1997, GBHC had cash and cash equivalents of $13.9 million. GBHC generated cash flow from operations of $2.2 million for 1997 compared to an operating cash flow deficit of $6.1 million during 1996. GBHC utilized cash from its operations, together with its existing cash and borrowings from affiliates, during 1997 to meet its operating needs, to fund capital additions totaling $3.5 million, to repay credit facilities and long-term indebtedness totalling $4.1 million and to make obligatory investments of $2.9 million.

   FINANCING ACTIVITIES

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

   Commencing in July 1997, semiannual principal payments of $2.5 million became due with respect to the 10 7/8% First Mortgage Notes. Total scheduled maturities of long-term debt during 1998, exclusive of the 10 7/8% First Mortgage Notes and the $10 million affiliate loan, are $14,000.

   CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

   Capital expenditures at the Sands during 1997 amounted to approximately $3.5 million and management anticipates capital expenditures taking place in the ordinary course of business during 1998 will be approximately $2 million. Projects currently planned during 1998 include only ongoing and necessary departmental expenditures. The Sands has filed a motion with the Bankruptcy Court seeking approval of a capital expenditure plan consisting of approximately $7.1 million for a rooms renovation project and $6.3 million for replacement of slot machines within a two-year period.

   The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1997 totaled $2.9 million and are anticipated to be approximately $2.9 million during 1998.

   SUMMARY

   The Sands' operating results for 1997 although improved from the prior year period results, were significantly below its operating plan. Cash provided by operating activities of $2.2 million during 1997 was insufficient to meet Holdings' debt service and regulatory obligations and to make necessary capital expenditures without significant borrowings from affiliates. Holdings' cash balances were reduced to $13.9 million at December 31, 1997 and debt service payments of approximately $12.5 million became due in the month of January 1998. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. Management is in the process of developing a reorganization plan. As a result of the filing, the debt service payment due in January 1998 was not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

RESULTS OF OPERATIONS

   GENERAL

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   The Sands earned income from operations of $8.9 million for the year ended December 31, 1997 compared to a loss from operations of $8.3 million sustained during 1996 and income earned of $17.4 million in 1995. Operating results during the first nine months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results were adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February.
Although net revenues declined to $256.3 million in 1997 from $264.8 million in 1996 and $284 million in 1995, operating expenses decreased significantly in 1997 by $25.7 million (9.4%) from 1996. This decrease is due to reductions in marketing and advertising costs of $11.1 million (15.1%) and salaries and related benefits costs of $5.9 million (6%) as a result of management's efforts to control costs while maintaining positive gross operating profit. Operating expenses increased by $6.5 million (2.4%) during 1996 compared to 1995 primarily due to a $10.9 million (17.3%) increase in advertising and marketing costs due to the aggressive marketing programs discussed above.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                    YEAR ENDED DECEMBER 31,
                             -------------------------------------
                                1997         1996         1995
                             -----------  -----------  -----------
                              (IN THOUSANDS, EXCEPT PERCENTAGES)

REVENUES:
 Table games                 $   74,083   $   79,127   $   95,835
 Slot machines                  157,312      159,972      163,821
 Other (1)                        3,082        3,790        4,392
                             ----------   ----------   ----------

  Total                      $  234,477   $  242,889   $  264,048
                             ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $  524,040   $  576,577   $  606,283
                             ==========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                            14.1%        13.7%        15.8%
  Atlantic City                    15.0%        15.5%        15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $1,916,350   $1,954,612   $1,892,159
                             ==========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                             8.2%         8.2%         8.7%
  Atlantic City                     8.4%         8.3%         8.5%

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

    Table games drop at the Sands declined $52.5 million (9.1%) during 1997 compared with 1996 and $29.7 million (4.9%) during 1996 compared with 1995. The Sands' decreases compare with increases of 4% and 5%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% during 1997 from 7.7% during 1996 and from 8.5% during 1995. The Sands' 1997 table game drop decrease is attributable to declines in patron volume from both the rated and unrated segments. Expansions of other Atlantic City casinos resulted in an increase of approximately 92,000 square feet of gaming space and 73 tables at December 31, 1997 compared to December 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 3.1%. The decline in table game drop during 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment. Table game drop throughout 1996 was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The last six months of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

    Slot machine handle decreased $38.3 million (2%) during 1997 compared with 1996 after increasing $62.5 million (3.3%) during 1996 compared with 1995. The Sands' changes compare with increases in slot machine handle of 2.2% and 4.9% for all other Atlantic City casinos during the same periods. As a result, the Sands' market share of slot machine play declined to 5.9% in 1997 from 6.1% in 1996 and 6.2% in 1995. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 7.8% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands during 1997 is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games. The 1996 increase in slot machine handle is largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share.

    REVENUES

    Casino revenues at the Sands decreased by $8.4 million (3.5%) during 1997 compared with 1996 and by $21.2 million (8%) during 1996 compared with 1995. Decreases in both slot machine and table game wagering during 1997 were partially offset by improvements in the table game hold percentage. Most of the decline in casino revenues during 1996 is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in the table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

    Rooms revenue did not change significantly during 1997 compared with 1996 or during 1996 compared with 1995. Food and beverage revenues decreased $1.7 million (4.8%) during 1997 compared with 1996 after increasing $1.6 million (4.9%) during 1996 compared with 1995. The 1997 decrease reflects the decline in patron volume while the 1996 increase reflects the opening of the Epic Buffet during the third quarter of 1995. Other revenues decreased $1.6 million (27.9%) during 1997 compared to 1996 as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment. Other revenues increased $1.4 million (31.3%) during 1996 compared with 1995 as a result of an increase in theater entertainment revenue.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs.
As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.4% during 1997 from 56.1% during 1996 and 57.6% during 1995. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $19.2 million (8.8%) during 1997 compared to 1996 after having increased by $9.7 million (4.6%) during 1996 compared to 1995. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense. The 1996 increase was primarily due to the expansion of various marketing programs in response to competitive pressures. The additional costs of marketing programs in 1996 resulted in greater allocation of rooms, food and beverage and other expenses to casino expense. Such increases were partially offset by a $1.6 million reduction in gaming taxes during 1996 compared with 1995.

    Rooms expense increased $171,000 (7.1%) during 1997 compared to 1996 following a decrease of $186,000 (7.1%) during 1996 compared to 1995. The 1997 increase results from a lesser percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. The 1996 decrease reflects the increased allocation of rooms expense to the casino department resulting from increases in casino marketing activities relating to rooms. Food and beverage expense did not change significantly during 1997 compared to 1996 following on increase of $867,000 (8.9%) during 1996 compared to 1995. The 1996 increase reflects increased costs associated with the opening of the Epic Buffet partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $502,000 (15.4%) in 1997 from 1996 after increasing $1.3 million (63.5%) in 1996 from 1995. The 1997 decrease is primarily due to cost savings with respect to theater entertainment whereas the 1996 increase results from higher theather entertainment costs partially offset by increased allocations to the casino department.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased an additional $1.1 million (5.8%) during 1997 compared to 1996 following a $4.5 million (19.7%) decrease during 1996 compared to 1995. Cost containment measures implemented by management during the second half of 1996 have continued to reduce administrative costs through 1997. In addition, 1996 costs decreased compared to 1995 due to decreases in management fees and equipment rentals.

    DEPRECIATION AND AMORTIZATION

    As a result of revising the estimated useful life of its buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, the Sands' depreciation and amortization expense during 1997 decreased by $5.2 million (27.2%) compared to 1996. The decrease in depreciation and amortization expense during 1996 compared to 1995 was $627,000 (3.1%).

    INTEREST

    Interest income increased slightly by $90,000 (5.7%) during 1997 compared with 1996 following a decrease of $218,000 (12.1%) during 1996 compared with 1995. The 1996 decline in interest income results from a decrease in the amount of cash available for temporary cash investments. Interest expense increased $1 million (4.6%) in 1997 compared to 1996 primarily due to additional interest with respect to GBHC's borrowings from affiliates. Interest expense did not change significantly during 1996 compared to the prior year.

    NONRECURRING ITEMS

    At December 31, 1997, GBHC reserved the balance of an advance to an affiliated company in the amount of $5.7 million together with interest amounting to $4 million as collection of the receivables is uncertain.

    Also at December 31, 1997, the remaining deferred financing costs associated with the 10 7/8% First Mortgage Notes ($4.3 million) were written off as a result of GBHC's petition for relief under Chapter 11 of the United States Bankruptcy Code filed on January 5, 1998. In addition, professional fees with respect to the filing ($505,000) were expensed during 1997.

    INCOME TAX BENEFIT (PROVISION)

    Holdings is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Prior to December 31, 1996, HCC owned approximately 80% of the outstanding stock of GBCC. Pursuant to agreements between Holdings and GBCC, Holdings' provision for federal income taxes is calculated as if a separate federal return were filed.

    Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $37 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that the realization of Holdings' net deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 1997.

    EXTRAORDINARY ITEM

    A subsidiary of Holdings acquired $2.5 million of 10 7/8% First Mortgage notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities"). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

    YEAR 2000 COMPLIANCE

    Management believes that its information systems are Year 2000 compliant.

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

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
GB PROPERTY FUNDING CORP.
 Report of Independent Public Accountants to GB Property
  Funding Corp........................................................    18

 Balance Sheets of GB Property Funding Corp. as of
  December 31, 1997 and 1996..........................................    19

 Statements of Operations of GB Property Funding Corp.
  for the Years Ended December 31, 1997, 1996 and 1995................    20

 Statements of Cash Flows of GB Property Funding Corp.
  for the Years Ended December 31, 1997, 1996 and 1995................    21

 Notes to Financial Statements of GB Property Funding Corp............    22


GB HOLDINGS, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants to GB Holdings, Inc.
  and Subsidiaries....................................................    25

 Consolidated Balance Sheets of GB Holdings, Inc.
  and Subsidiaries as of December 31, 1997 and 1996...................    26

 Consolidated Statements of Operations of GB Holdings, Inc.
  and Subsidiaries for the Years Ended
  December 31, 1997, 1996 and 1995....................................    28

 Consolidated Statement of Changes in Shareholder's Equity (Deficit)
  of GB Holdings, Inc. and Subsidiaries for
  the Three Years Ended December 31, 1997.............................    29

 Consolidated Statements of Cash Flows of GB Holdings, Inc.
   and Subsidiaries for the Years Ended
   December 31, 1997, 1996 and 1995...................................    30

 Notes to Consolidated Financial Statements of GB Holdings, Inc.
  and Subsidiaries....................................................    31


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To GB Property Funding Corp.:

   We have audited the accompanying balance sheets of GB Property Funding Corp. (the Company and a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Property Funding Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, on January 5, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the U.S. Bankruptcy Court and the Company's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                                 BALANCE SHEETS


                                     ASSETS


                                                    DECEMBER 31,
                                             --------------------------
                                                 1997          1996
                                             ------------  ------------

Current assets:
 Cash                                        $      1,000  $      1,000
 Interest receivable from affiliate                     -     9,277,000
 Note receivable from affiliate                         -     2,500,000
                                             ------------  ------------

  Total current assets                              1,000    11,778,000
                                             ------------  ------------

Interest receivable from affiliate              9,152,000             -

Note receivable from affiliate                182,500,000   182,500,000
                                             ------------  ------------

                                             $191,653,000  $194,278,000
                                             ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term debt        $          -  $  2,500,000
 Accrued interest payable                               -     9,277,000
                                             ------------  ------------

 Total current liabilities                              -    11,777,000
                                             ------------  ------------

Accrued interest payable                        9,152,000             -

Long-term debt                                182,500,000   182,500,000

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $191,653,000  $194,278,000
                                             ============  ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS


                            YEAR ENDED DECEMBER 31,
                     -------------------------------------
                        1997         1996         1995
                     -----------  -----------  -----------

Revenues:
 Interest income     $19,941,000  $20,119,000  $20,119,000

Expenses:
 Interest expense     19,941,000   20,119,000   20,119,000
                     -----------  -----------  -----------

  Net income         $         -  $         -  $         -
                     ===========  ===========  ===========




                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
                      (WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    1997      1996      1995
                                                                  --------- -------  ---------

OPERATING ACTIVITIES:
 Net income                                                       $       -   $    -  $    -
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Decrease in interest receivable from affiliate                    125,000        -       -
  Decrease in accrued interest payable                             (125,000)       -       -
                                                                  ---------   ------  ------
   Net cash provided by operating activities                              -        -       -

Cash at beginning of year                                             1,000    1,000   1,000
                                                                  ---------   ------  ------

Cash at end of year                                               $   1,000   $1,000  $1,000
                                                                  =========   ======  ======




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

   GB Property Funding has no operations and is dependent on the repayment of its note to GBHC for servicing its debt obligations (see Note 2).
Administrative services for GB Property Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

   The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under provisions of the New Jersey Casino Control Act, GBHC is required to maintain a nontransferable license to operate a casino in Atlantic City.

   The accompanying financial statements have been prepared assuming that GB Property Funding will continue as a going concern. On January 5, 1998, GB Property Funding, GBHC and Holdings filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). GB Property Funding is dependent on repayment of its note from GBHC to meet its debt obligations. These matters, among others, raise substantial doubt about GB Property Funding's ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the United States Bankruptcy Court (the "Bankruptcy Court") and GB Property Funding's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

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

(2)  LONG-TERM DEBT AND FINANCIAL REORGANIZATION

   On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used on June 4, 1997 to make the July 15, 1997 required principal payment.

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

   On January 5, 1998, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. As a result of the filing under Chapter 11, the debt service payment due in January 1998 was not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

   Interest paid and received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC was $20,066,000 during the year ended December 31, 1997 and $20,119,000 during each of the years ended December 31, 1996 and 1995. Accrued interest payable and receivable amounting to $9,152,000 and $9,277,000, respectively, is included on the accompanying balance sheets at December 31, 1997 and 1996. At December 31, 1997, the interest payable and receivable on such notes is included in noncurrent assets and liabilities as such payments are subject to the final reorganization plan to be approved by the Bankruptcy Court. As a result of the filing under Chapter 11, the debt service payment due in January 1998 was not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

(3)  INCOME TAXES

   GB Property Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), GBCC's parent prior to that date. Pursuant to agreements between Holdings and GBCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the years ended December 31, 1997, 1996 and 1995, no provisions or payments have been made under the agreements.

(4)  LITIGATION

   On January 5, 1998, GB Property Funding, Holdings and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

(5)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH - The carrying amount approximates fair value.
   ----

   INTEREST RECEIVABLE AND INTEREST PAYABLE - At December 31, 1996, the carrying
   ----------------------------------------
amount approximates fair value because of the short maturity of the obligation. As a result of the Chapter 11 filing, the fair market value at December 31, 1997 is not readily determinable; accordingly, the fair value set forth below is the carrying amount.

   NOTE RECEIVABLE AND LONG-TERM DEBT - The fair value of GB Property Funding's
   ----------------------------------
note receivable and long-term debt was estimated based on the quoted market prices for recent trades of the issue prior to year end.

   The estimated carrying amounts and fair values of GB Property Funding's financial instruments are as follows:

                                         DECEMBER 31, 1997               DECEMBER 31, 1996
                              ------------------------------------  --------------------------
                                  CARRYING                            CARRYING
                                   AMOUNT           FAIR VALUE         AMOUNT      FAIR VALUE
                              -----------------  -----------------  ------------  ------------

Financial Assets:
  Cash                             $      1,000       $      1,000  $      1,000  $      1,000
  Interest receivable from
    affiliate                         9,152,000          9,152,000     9,277,000     9,277,000
  Note receivable from
    affiliate                       182,500,000        152,388,000   185,000,000   154,475,000

Financial Liabilities:
  Accrued interest payable            9,152,000          9,152,000     9,277,000     9,277,000
    10 7/8% First Mortgage
    Notes                           182,500,000        152,388,000   185,000,000   154,475,000

(6)  SUPPLEMENTAL CASH FLOW INFORMATION

   During May 1997, GB Property Funding received 10 7/8% First Mortgage Notes with a face value of $2,500,000 from GBHC in settlement of its principal payment obligation under the intercompany borrowing. GB Property Funding tendered such 10 7/8% First Mortgage Notes to the trustee in June 1997 in settlement of its principal payment obligation. Both the receipt and tendering of the notes is excluded from the accompanying statement of cash flows as non-cash transactions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To GB Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. (the Company and a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses over the last two years and has a net capital deficiency of $58,600,000 at December 31, 1997. As discussed in Note 1 to the accompanying consolidated financial statements, on January 5, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the U.S. Bankruptcy Court and the Company's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                          DECEMBER 31,
                                                 -----------------------------
                                                      1997            1996
                                                 -------------  --------------

Current Assets:
 Cash and cash equivalents                       $  13,871,000   $  15,624,000
 Accounts receivable, net of allowances
  of $14,955,000 and $15,524,000, respectively       7,794,000      10,112,000
 Inventories                                         3,372,000       3,873,000
 Due from affiliate                                    258,000       2,382,000
 Refundable deposits and other current
  assets                                             2,793,000       3,180,000
                                                 -------------   -------------

  Total current assets                              28,088,000      35,171,000
                                                 -------------   -------------

Property and Equipment:
 Land                                               38,093,000      38,093,000
 Buildings and improvements                        185,508,000     185,508,000
 Operating equipment                                94,501,000      91,865,000
 Construction in progress                            2,433,000       1,535,000
                                                 -------------   -------------

                                                   320,535,000     317,001,000
 Less - accumulated depreciation and
  amortization                                    (172,819,000)   (160,987,000)
                                                 -------------   -------------

 Net property and equipment                        147,716,000     156,014,000
                                                 -------------   -------------

Other Assets:
 Obligatory investments                              7,910,000       6,382,000
 Due from affiliate, net of valuation allowance              -      17,606,000
 Deferred financing costs and other assets           4,014,000       9,265,000
                                                 -------------   -------------

  Total other assets                                11,924,000      33,253,000
                                                 -------------   -------------

                                                 $ 187,728,000   $ 224,438,000
                                                 =============   =============


               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREHOLDER'S DEFICIT



                                                         DECEMBER 31,
                                                  ---------------------------
                                                     1997           1996
                                                  ------------   ------------

Current Liabilities:
 Current maturities of long-term debt             $     14,000   $  2,512,000
 Short-term credit facilities                                -      2,000,000
 Short-term borrowings from affiliates                       -      6,500,000
 Accounts payable                                    6,366,000      7,881,000
 Accrued liabilities -
  Salaries and wages                                 4,824,000      4,981,000
  Interest                                               4,000     10,978,000
  Insurance                                          2,984,000      3,112,000
  Other                                              6,510,000      6,683,000
 Due to affiliates                                     456,000        826,000
 Other current liabilities                           3,959,000      5,429,000
                                                  ------------   ------------

  Total current liabilities                         25,117,000     50,902,000
                                                  ------------   ------------

Accrued Interest Payable                             9,152,000              -
                                                  ------------   ------------

Long-Term Debt                                     192,918,000    192,930,000
                                                  ------------   ------------

Other Noncurrent Liabilities                         1,187,000      1,550,000
                                                  ------------   ------------

Due to Affiliates                                   17,954,000              -
                                                  ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                            1,000          1,000
 Additional paid-in capital                         18,438,000     18,438,000
 Accumulated deficit                               (77,039,000)   (39,383,000)
                                                  ------------   ------------

  Total shareholder's deficit                      (58,600,000)   (20,944,000)
                                                  ------------   ------------

                                                  $187,728,000   $224,438,000
                                                  ============   ============


               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                    1997           1996           1995
                                                ------------   ------------   ------------
Revenues:
 Casino                                         $234,477,000   $242,889,000   $264,048,000
 Rooms                                             9,691,000      9,446,000      9,602,000
 Food and beverage                                32,968,000     34,638,000     33,029,000
 Other                                             4,123,000      5,717,000      4,354,000
                                                ------------   ------------   ------------

                                                 281,259,000    292,690,000    311,033,000
 Less - Promotional allowances                   (25,004,000)   (27,929,000)   (27,083,000)
                                                ------------   ------------   ------------

  Net revenues                                   256,255,000    264,761,000    283,950,000
                                                ------------   ------------   ------------

Expenses:
 Casino                                          199,746,000    218,990,000    209,282,000
 Rooms                                             2,590,000      2,419,000      2,605,000
 Food and beverage                                10,815,000     10,618,000      9,751,000
 Other                                             2,756,000      3,258,000      1,993,000
 General and administrative                       17,409,000     18,486,000     23,021,000
 Depreciation and amortization                    14,062,000     19,310,000     19,937,000
                                                ------------   ------------   ------------

  Total expenses                                 247,378,000    273,081,000    266,589,000
                                                ------------   ------------   ------------

Income (loss) from operations                      8,877,000     (8,320,000)    17,361,000
                                                ------------   ------------   ------------

Non-operating income (expense):
 Interest income                                   1,680,000      1,590,000      1,808,000
 Interest expense                                (23,260,000)   (22,236,000)   (21,680,000)
 Gain on disposal of assets                           59,000         13,000         56,000
                                                ------------   ------------   ------------

  Total non-operating expense, net               (21,521,000)   (20,633,000)   (19,816,000)
                                                ------------   ------------   ------------

Loss before income taxes,
 extraordinary and other items                   (12,644,000)   (28,953,000)    (2,455,000)
Valuation provision on affiliate receivables      (9,650,000)             -              -
Write off deferred financing costs                (4,265,000)             -              -
Reorganization costs                                (505,000)             -              -
                                                ------------   ------------   ------------

Loss before income taxes and extraordinary
 item                                            (27,064,000)   (28,953,000)    (2,455,000)
 Income tax provision                            (10,902,000)    (2,417,000)      (186,000)
                                                ------------   ------------   ------------

Loss before extraordinary item                   (37,966,000)   (31,370,000)    (2,641,000)
Extraordinary item:
 Gain on early extinguishment of debt                310,000              -              -
                                                ------------   ------------   ------------

Net loss                                        $(37,656,000)  $(31,370,000)  $ (2,641,000)
                                                ============   ============   ============


      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)


                       CONSOLIDATED STATEMENT OF CHANGES
                       IN SHAREHOLDER'S EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                                      ADDITIONAL
                                    COMMON STOCK       PAID-IN     ACCUMULATED
                                  SHARES     AMOUNT    CAPITAL       DEFICIT
                                ----------  -------  -----------  ------------

BALANCE, JANUARY 1, 1995             1,000   $1,000  $18,438,000  $ (5,372,000)
 Net loss                                -        -            -    (2,641,000)
                                ----------  -------  -----------  ------------

BALANCE, DECEMBER 31, 1995           1,000    1,000   18,438,000    (8,013,000)
 Net loss                                -        -            -   (31,370,000)
                                ----------  -------  -----------  ------------

BALANCE, DECEMBER 31, 1996           1,000    1,000   18,438,000   (39,383,000)
 Net loss                                -        -            -   (37,656,000)
                                ----------  -------  -----------  ------------

BALANCE, DECEMBER 31, 1997           1,000   $1,000  $18,438,000  $(77,039,000)
                                ==========  =======  ===========  ============


      The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1997           1996           1995
                                                           ------------   ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                  $(37,656,000)  $(31,370,000)  $ (2,641,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Extraordinary item                                           (310,000)             -              -
  Valuation provision on affiliate receivables                9,650,000              -              -
  Write off deferred financing costs                          4,265,000              -              -
  Depreciation and amortization                              14,062,000     19,310,000     19,937,000
  Gain on disposal of assets                                    (59,000)       (13,000)       (56,000)
  Provision for doubtful accounts                             3,195,000      2,167,000      2,988,000
  Deferred income tax provision (benefit)                    10,902,000      2,417,000     (2,458,000)
  Increase in accounts receivable                              (877,000)    (1,235,000)      (965,000)
  Increase in accounts payable and accrued expenses           1,159,000      1,795,000      3,297,000
  Net change in other current assets and liabilities         (1,155,000)     2,044,000      2,560,000
  Net change in other noncurrent assets and liabilities        (943,000)    (1,185,000)    (1,921,000)
                                                           ------------   ------------   ------------

   Net cash provided by (used in) operating activities        2,233,000     (6,070,000)    20,741,000
                                                           ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (3,534,000)    (5,505,000)   (19,156,000)
 Proceeds from disposition of assets                             59,000         13,000         56,000
 Obligatory investments                                      (2,876,000)    (3,062,000)    (2,967,000)
                                                           ------------   ------------   ------------

   Net cash used in investing activities                     (6,351,000)    (8,554,000)   (22,067,000)
                                                           ------------   ------------   ------------

FINANCING ACTIVITIES:
 Net (repayments) borrowings on credit facilities            (2,000,000)     2,000,000              -
 Deferred financing costs                                             -        (10,000)       (32,000)
 Repayments of long-term debt                                (2,135,000)       (11,000)       (10,000)
 Net borrowings from affiliates                               6,500,000      6,500,000              -
                                                           ------------   ------------   ------------

  Net cash provided by (used in) financing activities         2,365,000      8,479,000        (42,000)
                                                           ------------   ------------   ------------

  Net decrease in cash and cash equivalents                  (1,753,000)    (6,145,000)    (1,368,000)
   Cash and cash equivalents at beginning of year            15,624,000     21,769,000     23,137,000
                                                           ------------   ------------   ------------

   Cash and cash equivalents at end of year                $ 13,871,000   $ 15,624,000   $ 21,769,000
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     GB Holdings, Inc. ("Holdings") is a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation.
PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, is responsible under a management agreement for the operations of the Sands. GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 4). Holdings has no operating activities and its only significant asset is its investment in GBHC. The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC and GB Property Funding; all significant intercompany balances and transactions have been eliminated. Holdings had no operating activities prior to the merger.

     GBHC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

     The accompanying consolidated financial statements have been prepared assuming that Holdings will continue as a going concern. Holdings has experienced significant losses over the last two years and has a net capital deficiency of $58,600,000 at December 31, 1997. On January 5, 1998, Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). These matters, among others, raise substantial doubt about Holdings' ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the United States Bankruptcy Court (the "Bankruptcy Court") and Holdings' creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue a going concern.

     Since Holdings filed for protection under the Bankruptcy Code subsequent to December 31, 1997, the accompanying consolidated financial statements have not been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code," ("SOP 90-7") and do not include disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filing under Chapter 11 will be prepared reflecting such amounts subject to compromise.

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

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheets.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997, 1996 and 1995 were as follows:


                                         1997         1996         1995
                                      -----------  -----------  -----------

Rooms                                 $ 5,617,000  $ 6,170,000  $ 6,023,000
Food and Beverage                      28,144,000   29,357,000   28,259,000
Other                                   2,991,000    4,435,000    3,631,000
                                      -----------  -----------  -----------

                                      $36,752,000  $39,962,000  $37,913,000
                                      ===========  ===========  ===========


  CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $3,195,000, $2,167,000 and $2,988,000 were made during the years ended December 31, 1997, 1996 and 1995, respectively.

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

  PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:


Buildings and improvements                                  25-40 years
Operating equipment                                           3-7 years


     On October 1, 1996, GBHC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes the change in estimated life more appropriately reflects the timing of the economic benefit to be received from these assets. The effect of this change reduced depreciation and amortization expense and net loss by approximately $2,880,000 and $761,000, for the years ended December 31, 1997 and 1996, respectively.

     Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

  DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, legal and accounting fees, have been capitalized and were being amortized over the term of
the related debt issue.   As a result of the filing under Chapter 11 on January
5, 1998, the remaining deferred financing costs in the amount of $4,265,000 were determined to be unrealizable and were written off on the accompanying statement of operations for the year ended December 31, 1997. The unamortized balance of deferred financing costs amounted to $5,045,000 at December 31, 1996. Amortization of such costs was $714,000, $729,000 and $755,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     As discussed in Note 1, GBHC filed for protection under the Bankruptcy Code and management is currently preparing its plan of reorganization. Although management has not determined that an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place at the confirmation date of a plan of reorganization approved by the Bankruptcy Court.

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

(3)  SHORT-TERM CREDIT FACILITIES

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.


                                                         DECEMBER 31,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------

10 7/8% first mortgage notes, due 2004 (a)       $182,500,000   $185,000,000
14 5/8% affiliate loan, due 2005 (b)               10,000,000     10,000,000
Other                                                 432,000        442,000
                                                 ------------   ------------

     Total indebtedness                           192,932,000    195,442,000
Less - current maturities                             (14,000)    (2,512,000)
                                                 ------------   ------------

     Total long-term debt                        $192,918,000   $192,930,000
                                                 ============   ============

--------------------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payment due in January 1998 was not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

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

     As a result of the Chapter 11 filing, principal payments with respect to the 10 7/8% First Mortgage Notes and the affiliate loan are subject to reorganization. Pending such reorganization, the entire amount of the 10 7/8% First Mortgage Notes and the affiliate loan are included in long-term debt on the accompanying consolidated balance sheet at December 31, 1997. Scheduled payments of long-term debt as of December 31, 1997, exclusive of payments on the 10 7/8% First Mortgage Notes and the affiliate loan, are set forth below:


        1998                          $ 14,000
        1999                            14,000
        2000                            16,000
        2001                            17,000
        2002                            19,000
        Thereafter                     352,000
                                      --------

          Total                       $432,000
                                      ========


     Interest paid amounted to $20,128,000, $21,086,000 and  $22,411,000, respectively, during the years ended December 31, 1997, 1996 and 1995. Pending the reorganization of its debt obligations, accrued interest on the 10 7/8% First Mortgage Notes in the amount of $9,152,000 is included in noncurrent accrued interest payable on the accompanying consolidated balance sheet at December 31, 1997.

(5)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:


                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1997          1996          1995
                                        ------------  ------------  -----------

Benefit in lieu of (provision for)
federal income taxes:
 Current                                $  3,896,000  $  7,412,000  $(2,052,000)
 Deferred                                  4,246,000       657,000    1,953,000
State income tax (provision) benefit:
 Current                                   1,133,000     2,156,000     (592,000)
 Deferred                                  1,236,000       187,000      505,000
Valuation allowance                      (21,413,000)  (12,829,000)           -
                                        ------------  ------------  -----------

                                        $(10,902,000) $ (2,417,000) $  (186,000)
                                        ============  ============  ===========

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Holdings made no federal tax payments during the years ended December 31, 1997, 1996 and 1995. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission"). Holdings also paid no state income taxes during the years ended December 31, 1997, 1996 and 1995. Additionally, $278,000 of current federal taxes payable were offset against other intercompany obligations in 1995 (see Note 9).

     A reconciliation between the calculated tax benefit based on the statutory rates in effect and the effective tax rates follows:


                                                    YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                               1997           1996           1995
                                           ------------   ------------   ------------
Calculated income tax benefit at 34%       $  9,096,000   $  9,844,000   $    835,000
Amortization of excess purchase price                 -       (601,000)      (803,000)
Disallowance of meals and entertainment        (144,000)      (337,000)      (353,000)
State income taxes                            1,564,000      1,546,000        (57,000)
Utilization of tax credits                            -         99,000         98,000
Adjustment to prior year taxes                        -       (134,000)        96,000
Valuation allowance change                  (21,413,000)   (12,829,000)             -
Other                                            (5,000)        (5,000)        (2,000)
                                           ------------   ------------   ------------
Tax provision as shown on
 consolidated statements of operations     $(10,902,000)  $ (2,417,000)  $   (186,000)
                                           ============   ============   ============

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes, the provision of a valuation allowance on affiliate receivables, the write off of deferred financing costs and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of and adjustments to the carrying value of certain investment obligations and for vacation and other accruals.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The components of the deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------

    Deferred tax assets:
      Net operating loss carryforwards              $ 16,303,000   $ 10,746,000
      Allowance for doubtful accounts                  6,201,000      6,429,000
      Valuation allowance on affiliate receivables     3,854,000              -
      Other liabilities and accruals                   2,615,000      2,734,000
      Write off deferred financing costs               1,703,000              -
      Other                                            3,566,000      3,822,000
                                                    ------------   ------------

       Total deferred tax assets                      34,242,000     23,731,000

    Valuation allowance                              (34,242,000)   (12,829,000)
                                                    ------------   ------------

                                                    $          -   $ 10,902,000
                                                    ============   ============


     At December 31, 1997, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $37 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards will further be subject to the tax consequences of the final plan of reorganization approved by the Bankruptcy Court. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. At December 31, 1996, deferred tax assets amounting to $10,902,000 were anticipated to be recoverable. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 1997.

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Net receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:


                                                         DECEMBER 31,
                                                    ----------------------
                                                       1997        1996
                                                    ---------   ----------

      Due from affiliate - current                  $       -   $2,010,000
      Due from affiliate - non-current                      -    8,892,000
      Due to affiliate - current                     (129,000)    (129,000)


     The amounts set forth above as due to affiliate at December 31, 1997 and 1996 represent current federal taxes. The amounts set forth above as due from affiliates at December 31, 1996 represent deferred federal taxes.

(6)  TRANSACTIONS WITH RELATED PARTIES

     NJMI, under a management agreement with GBHC, is responsible for the operatioins of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $5,430,000, $4,644,000 and $6,811,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and are included in general and administrative expenses on the accompanying consolidated financial statements. Management fees payable to NJMI at December 31, 1997 and 1996 amounted to $34,000 and $231,000, respectively.

     GBHC licenses the trade name "Sands" from GBCC which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $290,000, $283,000 and $288,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of December 31, 1996 and accrued interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,042,000 at December 31, 1996. At December 31, 1997, the advance, together with accrued interest amounting to $3,978,000, was reserved by GBHC as collection of the receivables is uncertain. The advance and related interest receivable were both included in noncurrent amounts due from affiliates on the accompanying consolidated balance sheet at December 31, 1996.

     During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. At December 31, 1997, interest accrued on such loans amounted to $2,216,000 and is included in noncurrent amounts due to affiliates on the accompanying consolidated balance sheet. Interest accrued on affiliate loans in the amount of $410,000 is included in interest payable

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


on the accompanying consolidated balance sheet at December 31, 1996. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval of the Bankruptcy Court and the Casino Commission.

     Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:


                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                        1997          1996          1995
                                    -----------   -----------   -----------

Net advances                        $  (870,000)  $   525,000   $   936,000
Affiliate loan (Note 4)              (1,463,000)   (1,463,000)   (1,463,000)


     Interest accrued on the Affiliate loan (Note 4) of $2,738,000 and $1,276,000 at December 31, 1997 and 1996, respectively, is included in noncurrent amounts due to affiliates and interest payable on the accompanying consolidated balance sheets.

     GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:


                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                        1997          1996          1995
                                    -----------   -----------   -----------
Billings to affiliates              $1,080,000    $1,594,000    $1,023,000
Charges from affiliates                917,000     1,178,000       659,000


(7)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

     The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During September 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000, subject to review of the Sands' financial stability during 1997. Such review took place and the Sands is scheduled for another review in 1998. Terms of the current license require the Sands to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

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

     As of December 31, 1997 and 1996, the Sands had purchased bonds totaling $6,500,000 and $5,237,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1997 and 1996 of $6,981,000 and $5,546,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

     Obligatory investments at December 31, 1997 and 1996 are net of accumulated valuation allowances of $5,571,000 and $4,401,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances during the years ended December 31, 1997, 1996 and 1995 amounted to $1,241,000, $1,344,000 and $1,457,000, respectively.

     The Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA granted the Sands waivers of certain of its investment obligations in future periods. GBHC made such contributions of obligatory investments during the years ended December 31, 1997, 1996 and 1995 totaling $147,000, $1,500,000 and $250,000, respectively, resulting in waivers granted by the CRDA during 1997 and 1995 totaling $75,000 and $128,000, respectively. No such waivers were granted during 1996; however, the contributions were designated for projects expected to benefit the community and the Sands facility. Accordingly, intangible assets aggregating $2,361,000 and $2,433,000, respectively, have been included in other assets on the accompanying consolidated balance sheets at December 31, 1997 and 1996, and will be amortized over a period of ten years effective with the completion of the projects. Amortization of waivers granted totaled $200,000 and $128,000 during the years ended December 31, 1997 and 1995, respectively.

(8)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

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

     INTEREST RECEIVABLE AND INTEREST PAYABLE - Interest receivable from and
     ----------------------------------------
payable to affiliates are valued at the carrying amount. As a result of the Chapter 11 filing, the fair market value at December 31, 1997 of accrued interest payable with respect to the 10 7/8% First Mortgage Notes is not readily determinable; accordingly, the fair value set forth below is the carrying amount. The carrying amount of other interest payable approximates fair value because of the short maturity of the obligation.

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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 1997 and 1996 are as follows:


                                                            DECEMBER 31, 1997               DECEMBER 31, 1996
                                                       ---------------------------     ---------------------------
                                                         CARRYING                                       CARRYING
                                                          AMOUNT       FAIR VALUE         AMOUNT       FAIR VALUE
                                                       ------------   ------------     ------------   ------------
Financial Assets
 Cash and cash equivalents                             $ 13,871,000   $ 13,871,000     $ 15,624,000   $ 15,624,000
 Interest receivable                                              -              -        3,042,000      3,042,000
 16 1/2% affiliate advance                                        -              -        5,672,000      5,672,000
 Obligatory investments                                   7,910,000      7,910,000        6,382,000      6,382,000


Financial Liabilities
 Interest payable                                         9,156,000      9,156,000       10,978,000     10,978,000
 Borrowings from affiliates                              13,000,000     13,000,000        6,500,000      6,500,000
 Interest on affiliate borrowings                         4,954,000      4,954,000                -              -
 10 7/8% First Mortgage Notes                           182,500,000    152,388,000      185,000,000    154,475,000
 14 5/8% affiliate loan                                  10,000,000     10,000,000       10,000,000     10,000,000
 Other notes payable                                        432,000        432,000          442,000        442,000

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 QUARTER
                                                       -----------------------------------------------------------
                                                          FIRST           SECOND          THIRD           FOURTH
                                                       ------------    ------------    ------------    -----------

YEAR ENDED DECEMBER 31, 1997:
 Net revenues                                          $ 63,197,000    $ 67,481,000    $ 69,241,000   $ 56,336,000
                                                       ============    ============    ============   ============

 Net loss                                              $ (3,261,000)   $ (1,441,000)   $ (1,335,000)  $(31,619,000)
                                                       ============    ============    ============   ============

YEAR ENDED DECEMBER 31, 1996:
 Net revenues                                          $ 62,834,000     $70,624,000     $71,720,000    $59,583,000
                                                       ============     ===========     ===========    ===========

 Net loss                                              $ (6,233,000)   $(13,305,000)    $(4,227,000)   $(7,605,000)
                                                       ============    ============     ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None of the Registrants had disagreements with its independent accountants to report under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Directors of GB Property Funding, Holdings and GBHC are elected annually to serve until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

     No family relationships exist between any directors or executive officers of GB Property Funding, Holdings or GBHC.

     DIRECTORS AND OFFICERS

     Certain information is set forth below concerning the directors and executive officers of each of GB Property Funding, Holdings and GBHC.


          Name               Age              Position
--------------------------   ---   ---------------------------------

Richard D. Knight (1) (4)     50   Chairman of the Board, Chief
                                   Executive Officer, President and
                                   Director

Frederick H. Kraus (2) (4)    48   Executive Vice President, General
                                   Counsel and Secretary

Timothy A. Ebling (3) (4)     39   Executive Vice President, Chief
                                   Financial Officer, Principal Accounting
                                   Officer and Director


(1) Richard D. Knight was elected Chairman of the Board of Directors, Chief Executive Officer and President of each of the Companies on January 2, 1998. He concurrently holds the position of Executive Vice President of Operations of Hollywood Casino Corporation ("HCC") to which he was elected in May 1995. He has also served as Executive Vice President and Chief Operating Officer of Hollywood Casino - Aurora, Inc. since 1992 and HWCC-Tunica, Inc. since 1994. Mr. Knight has over 20 years of casino operating experience and was previously employed as a senior operating officer within the Bally organization, serving most recently as Senior Vice President of Bally's Park Place, Inc. in Atlantic City, New Jersey from 1991 to 1992.

(2) Frederick H. Kraus was elected Executive Vice President, General Counsel, Secretary and Director of each of the companies on January 2, 1998. He previously served as Vice President, Corporate Counsel and Secretary of GBHC since September 1, 1994 and, prior to that date, as Director of Legal Affairs of GBHC.

(3) Timothy A. Ebling was elected Executive Vice President, Chief Financial Officer and a Director of each of the companies on January 2, 1998. He previously served as Vice President of Finance of GBHC since March 1994 and, prior to that date, as Director of Corporate Accounting of GBHC.

(4) On January 5, 1998, each of the Companies filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court").

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     Neither Holdings nor GB Property Funding pay any compensation to any employee, executive officer or director. The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of (i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1997, 1996 and 1995.



                                                    ANNUAL COMPENSATION              LONG-TERM
                                           ---------------------------------------  COMPENSATION
                                                                  OTHER ANNUAL        AWARDS/       ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR     SALARY     BONUS      COMPENSATION        OPTIONS     COMPENSATION (1)
--------------------------------  -------  ---------  -------  -------------------  ------------  ----------------

Richard D. Knight (2)                1997   $      -  $     -                    -  $          -  $             -
 Chief Executive Officer,            1996          -        -                    -             -                -
 President and Chairman of the       1995          -        -                    -             -                -
 Board of GBHC

Frederick H. Kraus                   1997    214,133        -                    -             -            3,500
 Executive Vice President,           1996    210,800   25,000                    -             -            1,980
 General Counsel, Secretary          1995    185,800        -                    -             -            1,961
 and Director of GBHC

Timothy A. Ebling                    1997    189,186        -                    -             -            3,500
 Executive Vice President,           1996    173,400        -                    -             -            1,980
 Chief Financial Officer             1995    150,646   25,000                    -             -            1,834
 and Director of GBHC

Jack E. Pratt (3)                    1997          -        -                    -             -                -
 Formerly Chief Executive            1996          -        -                    -             -                -
 Officer and Chairman of the         1995          -        -                    -             -                -
    Board of GBHC

Leonard M. DeAngelo                  1997    510,543        -                    -             -            3,500
 Formerly President of GBHC          1996    482,258        -                    -             -            1,980
                                     1995    284,772   75,000                    -             -            1,980

Rober J. DeSalvio                    1997    248,871        -                    -             -            3,500
 Formerly Executive Vice             1996    339,400        -                    -             -            1,980
 President of Marketing of           1995    289,400   50,000                    -             -            1,980
    GBHC

__________________________

(1) Includes matching contributions by GBHC to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer.

(2) Richard D. Knight concurrently serves as Executive Vice President of Operations of HCC and as Executive Vice President and Chief Financial Operating Officer of two of HCC's subsidiaries. Mr. Knight's compensation during 1997, 1996 and 1995 was paid by HCC or one of its subsidiaries. During 1997, a portion of Mr. Knight's salary was reimbursed by a subsidiary of GBCC; however, GBHC did not reimburse any portion of Mr. Knight's salary.

(3) Jack E. Pratt concurrently served as Chief Executive Officer and Chairman of the Board of Directors of HCC and of Greate Bay Casino Corporation ("GBCC"), the indirect parent of GBHC. Mr. Pratt's salary was paid by HCC or was allocated to subsidiaries of GBCC; however, GBHC did not reimburse any portion of Mr. Pratt's salary.

    OPTION GRANTS IN LAST FISCAL YEAR

    None of the Companies has a stock option plan.

    EMPLOYMENT CONTRACTS

    Richard D. Knight, Chief Executive Officer and President of GBHC, is under an employment contract with HCC, amended as of December 31, 1997, and continuing through December 31, 2000 unless sooner terminated by either party. The terms of Mr. Knight's agreement provide for an annual base salary of $456,000, subject to annual review and adjustment. In accordance with the employment contract, for such period of time as Mr. Knight serves as President of GBHC, HCC will be obligated to pay Mr. Knight any portion of his compensation not paid by GBHC.

    Frederick H. Kraus, Executive Vice President, General Counsel and Secretary of GBHC, is under an employment agreement, amended as of January 1, 1998, in such capacities continuing through December 31, 2000. The terms of the agreement provide for an annual base salary of $225,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

    Timothy A. Ebling, Executive Vice President and Chief Financial Officer of GBHC, is under an employment agreement, amended as of January 1, 1998, in such capacities continuing through November 30, 2000. The terms of the agreement provide for an annual base salary of $190,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

    In addition, the Bankruptcy Court has approved a Stay Bonus and Severance Plan for certain management employees, including Mr. Kraus and Mr. Ebling. Under the Stay Bonus Plan, Mr. Kraus and Mr. Ebling would receive a bonus equal to 75% of their base salary if they continue their employment for the lesser of two years or until a reorganization plan is approved by the Bankruptcy Court. Under the Severance Plan, if the Reorganized Entity, as defined in the plan, terminated the employment of Mr. Kraus or Mr. Ebling without Cause, as defined in their employment agreements, Mr. Kraus and Mr. Ebling would be entitled to a lump sum payment equal to the greater of two years of their base salary or the remaining term of their employment agreements.

    The employment agreements of Messrs. Kraus and Ebling were approved by the Bankruptcy Court, which modified the amount of annual salary increases from five percent to the terms set forth above and which reduced the period over which periodic payments of salary upon a termination without cause not connected with a change in control could be made to no more than two years.

   EMPLOYEE RETIREMENT SAVINGS PLAN

   GBHC participates in the Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan (the "Savings Plan"), a qualified defined contribution plan for the benefit of all of GBHC's employees who satisfy certain eligibility requirements. The Savings Plan is qualified under the requirements of Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of GBHC who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

   The Savings Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling approximately $1.3 million for the year ended December 31, 1997.

   COMPENSATION OF DIRECTORS

   Directors of GBHC received an annual fee of $10,000 for service on the Board of Directors and a fee of $1,000 for each meeting attended. The Board of Directors did not hold any meetings during the year ended December 31, 1997. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

   The Board of Directors of GBHC also has an Audit Committee. Members of the Audit Committee received an annual fee of $2,500 for service on the committee and a fee of $500 for each meeting attended. There is no Compensation Committee of the Board of Directors; such function is performed by the Board as a whole.

   AUDIT COMMITTEE. The Audit Committee has the duty to (i) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the companies for the ensuing year;
(ii) arrange the details for the engagement of the independent public accountants, including the remuneration to be paid; (iii) review with the companies' independent public accountants, as well as the companies' controller and other appropriate personnel, the companies' general policies and procedures with respect to audits and accounting and financial controls and the general accounting and reporting principles that should be applied in preparing the companies' financial statements; (iv) meet with the independent public accountants as required and review with them the companies' interim and year-end financial statements, any certification, report or opinion that the independent public accountants propose to render in connection with such statements, and any other appropriate matter; and (v) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. During 1997, the Audit Committee was comprised of Messrs. Bernard A. Capaldi, Edward D. Muir and Edward T. Pratt, Jr. Mr. Muir was succeeded to the Audit Committee effective September 9, 1997 by Mr. Michael J. Chesser. All committee members resigned from such positions on January 2, 1998. The Audit Committee met four times during 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The common stock of GB Property Funding, 1,000 shares $1.00 per value, is its only voting security. All such shares are owned by Holdings.

   The common stock of GBHC, 2,500 shares no par value, is GBHC's sole voting security. All such shares are owned by Holdings.

   The common stock of Holdings, 1,000 shares $1.00 par value, is Holding's only voting security. All such shares are owned by Pratt Casino Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   New Jersey Management, Inc. ("NJMI"), an indirect subsidiary of GBCC, is responsible for the operations of the Sands under a management agreement. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $5,430,000 during the year ended December 31, 1997. Management fees payable to NJMI at December 31, 1997 amounted to $34,000.

   GBHC licenses the trade name "Sands" from GBCC which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $290,000 for the year ended December 31, 1997.

   An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of December 31, 1996 which accrued interest at the rate of 16.5% per annum. At December 31, 1997, the advance, together with accrued interest amounting to $3,978,000, was reserved by GBHC as collection of the receivables is uncertain. Interest earned on the advance amounted to $936,000 during the year ended December 31, 1997.

   During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. At December 31, 1997, interest accrued on such loans amounted to $2,216,000. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval of the Bankruptcy Court and the New Jersey Casino Control Commission (the "Casino Commission"). Interest expense on such advances amounted to $1,806,00 during the year ended December 31, 1997.

   On February 17, 1994, GBHC issued a $10,000,000 subordinated promissory note to a subsidiary of GBCC. The note bears interest at the rate of 14 5/8% per annum, payable semiannually commencing August 17, 1994, subject to maintaining average daily cash balances required by the indenture for the 10 7/8% First Mortgage Notes, with the principal due February 2005. As a result of such payment restrictions, interest has been paid only through February 17, 1996. Interest expense on such loan amounted to $1,463,000 during the year ended December 31, 1997 and total accrued interest payable on the loan totalled $2,738,000 at December 31, 1997.

   GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Total billings to affiliates amounted to $1,080,000 during the year ended December 31, 1997. Total charges from affiliates amounted to $917,000 during the year ended December 31, 1997.

   As of December 31, 1996, GBHC had $2,000,000 outstanding under a bank line of credit. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by a subsidiary of GBCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings (see above) and the line of credit was cancelled.

   Holdings, GB Property Funding and GBHC are parties to tax allocation agreements with GBCC and its subsidiaries. Pursuant to the agreements, each company's provision for income taxes is based on the amount of tax which would be provided if a separate income tax return were filed. No payments under the agreements were required during the year ended December 31, 1997. At December 31, 1997, GBHC had payables under the tax sharing agreement amounting to $129,000. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the Casino Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

   1.  FINANCIAL STATEMENTS

       The financial statements filed as part of this report are listed on the Index to Financial Statements on page 17.

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

3.      EXHIBITS

   +3.1       --       Certificate of Incorporation of GB Property Funding.
                       (Exhibit 3.1)
   +3.2       --       Certificate of Incorporation, as amended, of GBHC.
                       (Exhibit 3.2)
   +3.3       --       Certificate of Incorporation of Holdings. (Exhibit 3.3)
   +3.4       --       Bylaws of GB Property Funding. (Exhibit 3.4)
   +3.5       --       Bylaws of GBHC. (Exhibit 3.5)
   +3.6       --       Bylaws of Holdings. (Exhibit 3.6)
   *4.1       --       Indenture dated as of February 15, 1994 among GB Issuer,
                       Holdings and GBHC, as Guarantors, and Property Funding,
                       as Shawmut Bank Connecticut, N.A., as Trustee. (Exhibit
                       10.50)
   *4.2       --       Mortgage, Fixture Filing and Security Agreement GBHC in
                       favor of Shawmut Bank Connecticut, dated February 17,
                       1994, by National Association, as Mortgagee. (Exhibit
                       10.51)
   *4.3       --       Security Agreement dated February 17, 1994 made Corp.,
                       GBHC, GB Holdings, Inc., Advanced Casino by GB Property
                       Funding Systems International, Inc., Computerized
                       Management Systems International, Inc. and any Additional
                       Collateral Grantor to Shawmut Bank Connecticut, National
                       Association, as Trustee. (Exhibit 10.52)
   *4.4       --       Collateral Assignment of Leases dated as of favor of
                       Shawmut Bank Connecticut, National February 17, 1994, by
                       GBHC, in Association, as Assignee. (Exhibit 10.53)

   ++10.1     --       Management Services Agreement dated August 19,
                       Management, Inc. ("PHMI"), the predecessor of 1987,
                       between Pratt Hotel NJMI, and GBHC. (Exhibit  10.1)
   ++10.2     --       Tax Allocation Agreement by and among Pratt PCPI Funding
                       Corp., GBHC and certain other parties Casino Properties,
                       Inc., PHMI, effective as of January 1, 1987. (Exhibit
                       10.18)
   ++10.3     --       Amended License Agreement by and between Hughes Hotel
                       Corporation (now known as GBCC) dated May Properties,
                       Inc. and Pratt 19, 1987. (Exhibit 10.3)
     10.4     --       First and Second Amendments to Employment Agreement dated
                       as of January 1,1998, between GBHC and Frederick H.
                       Kraus.
     10.5     --       First and Second Amendments to Employment Agreement dated
                       as of January 1, 1998, between GBHC and Timothy A.
                       Ebling.
    +10.6     --       Deed dated November 27, 1978, from Colony Associates,
                       L.P. to GBHC. (Exhibit 10.13)
     21.1     --       Subsidiaries of GB Holdings, Inc.
    +99.1     --       Appraisal of the Sands as of August 1, 1993. (Exhibit
                       99.1)
    #99.2     --       Voluntary petition for bankruptcy pursuant to Code for
                       Greate Bay Hotel and Casino, Inc. dated Chapter 11 of the
                       Bankruptcy January 5, 1998. (Exhibit 99.2)
    #99.3     --       Voluntary petition for bankruptcy pursuant to Chapter 11
                       of the Bankruptcy Code for GB Holdings, Inc. dated
                       January 5, 1998 (Exhibit 99.3)
    #99.4     --       Voluntary petition for bankruptcy pursuant to Chapter 11
                       of the Bankruptcy Code for GB Property Funding Corp.
                       dated January 5, 1998 (Exhibit 99.4)

_________________________

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

        # Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property Funding Corp., GB Holdings, Inc. and Greate Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.

(b)  REPORTS ON FORM 8-K

     None of the Registrants filed any reports on Form 8-K during the quarter ended December 31, 1997. A report on Form 8-K was filed on January 9, 1998 to report the filing on January 5, 1998 of petitions for relief under Chapter 11 of the United States Bankruptcy Code by Holdings, GB Property Funding and GBHC.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 27, 1998.

                                 GB PROPERTY FUNDING CORP.

                                 By:/s/  Richard D. Knight
                                    -------------------------
                                         Richard D. Knight
                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


        SIGNATURE                    TITLE                       DATE
        ---------                    -----                       ----

/s/ Richard D. Knight           Chief Executive Officer,      March 27, 1998
------------------------------   President and Director
    Richard D. Knight

/s/ Frederick H. Kraus          Executive Vice President,     March 27, 1998
------------------------------   General Counsel, Secretary
    Frederick H. Kraus           and Director


/s/ Timothy A. Ebling           Executive Vice President,     March 27, 1998
------------------------------   Chief Financial Officer,
    Timothy A. Ebling            Principal Accounting Officer,
                                 and Director

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 27, 1998.

                                 GB HOLDINGS, INC.

                                 By:/s/  Richard D. Knight
                                 ----------------------------
                                         Richard D. Knight
                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


       SIGNATURE                      TITLE                      DATE
       ---------                      -----                      ----

/s/ Richard D. Knight           Chief Executive Officer,      March 27, 1998
------------------------------   President and Director
    Richard D. Knight

/s/ Frederick H. Kraus          Executive Vice President,     March 27, 1998
------------------------------   General Counsel, Secretary
    Frederick H. Kraus           and Director


/s/ Timothy A. Ebling           Executive Vice President,     March  27, 1998
------------------------------   Chief Financial Officer,
    Timothy A. Ebling            Principal Accounting Officer
                                 and Director

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

          --  Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To GB Holdings, Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of GB Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                                                                      SCHEDULE I
                                                                      PAGE 1

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS


                                     ASSETS


                                                      DECEMBER 31,
                                              ---------------------------
                                                  1997           1996
                                              ------------   ------------

Investment in and advances to consolidated
 subsidiaries                                 $      1,000   $      1,000
                                              ------------   ------------

  Total assets                                $      1,000   $      1,000
                                              ============   ============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Investment in and advances to consolidated
  subsidiary                                  $ 58,600,000   $ 20,944,000
                                              ------------   ------------

Due to affiliate                                     1,000          1,000
                                              ------------   ------------

Shareholder's deficit:
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding            1,000          1,000
 Additional paid-in capital                     18,438,000     18,438,000
 Accumulated deficit                           (77,039,000)   (39,383,000)
                                              ------------   ------------

  Total shareholder's deficit                  (58,600,000)   (20,944,000)
                                              ------------   ------------

                                              $      1,000   $      1,000
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

                                                                    SCHEDULE I
                                                                    PAGE 2

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS


                                             YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                        1997           1996           1995
                                    -------------  -------------  ------------

Equity in losses of consolidated
 subsidiaries                       $(37,656,000)  $(31,370,000)  $(2,641,000)
                                    ------------   ------------   -----------

Net loss                            $(37,656,000)  $(31,370,000)  $(2,641,000)
                                    ============   ============   ===========




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

                                                                     SCHEDULE I
                                                                     PAGE 3

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS


                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1997      1996      1995
                                        ----      ----      ----

Net change in cash                      $  -      $  -      $  -
Cash at beginning of year                  -         -         -
                                        ----      ----      ----

Cash at end of year                     $  -      $  -      $  -
                                        ====      ====      ====




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

                                                                     SCHEDULE I
                                                                     PAGE 4

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GB HOLDINGS, INC.
                                (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying condensed parent company financial statements have been prepared assuming that GB Holdings, Inc. ("Holdings") will continue as a going concern. Holdings has experienced significant losses over the last two years and has a net capital deficiency of $58,600,000 at December 31, 1997. As discussed below, on January 5, 1998, Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). These matters, among others, raise substantial doubt about Holdings' ability to continue as a going concern. Management is in the process of developing a plan of reorganization that will be submitted to the United States Bankruptcy Court (the "Bankruptcy Court") and Holdings' creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on Holdings' ability to achieve successful future operations. The accompanying condensed parent company financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern.

(2)  GUARANTEE OF REGISTRANT

     Holdings has unconditionally guaranteed the debt obligations of GB Property Funding Corp. ("GB Property Funding"), a wholly owned subsidiary, as to the timely payment of principal, premium, if any, and interest (see Note 3).

(3)  DEBT REORGANIZATION

     On January 5, 1998, Holdings, together with GB Property Funding and Greate Bay Hotel and Casino, Inc. ("GBHC"), both wholly owned subsidiaries of Holdings, filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey to restructure $185,000,000 original principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding for the benefit of GBHC. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.



                The accompanying notes to consolidated financial
               statements are an integral part of this schedule.

                                                                    SCHEDULE II

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                AMOUNTS
                                  BALANCE AT   CHARGED TO                     BALANCE
                                  BEGINNING    COSTS AND                       AT END
          DESCRIPTION             OF PERIOD    EXPENSES       DEDUCTIONS      OF PERIOD
-------------------------------  -----------  -----------  ----------------  -----------

YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable            $15,524,000  $ 3,195,000  $(3,764,000) (1)  $14,955,000
 Valuation allowance on
  affiliate receivables                    -    9,650,000                -     9,650,000
 Allowance for obligatory
  investments                      4,401,000    1,241,000      (71,000) (2)    5,571,000
                                 -----------  -----------  ---------------   -----------

                                 $19,925,000  $14,086,000  $    (3,835,000)  $30,176,000
                                 ===========  ===========  ===============   ===========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable            $16,494,000  $ 2,167,000  $(3,137,000) (1)  $15,524,000
 Allowance for obligatory
  investments                      3,792,000    1,344,000     (735,000) (2)    4,401,000
                                 -----------  -----------  ---------------   -----------
                                 $20,286,000  $ 3,511,000  $    (3,872,000)  $19,925,000
                                 ===========  ===========  ===============   ===========

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful
  accounts receivable            $15,288,000  $ 2,988,000  $(1,782,000) (1)  $16,494,000
 Allowance for obligatory
  investments                      2,458,000    1,457,000     (123,000) (2)    3,792,000
                                 -----------  -----------  ---------------   -----------
                                 $17,746,000  $ 4,445,000  $    (1,905,000)  $20,286,000
                                 ===========  ===========  ===============   ===========



________________________

(1) Represents net write-offs of uncollectible accounts.
(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
NUMBER                                                                                                  PAGE
-------                                                                                             ------------

  +3.1                              --    Certificate of Incorporation of GB Property Funding.
                                          (Exhibit 3.1)
  +3.2                              --    Certificate of Incorporation, as amended, of GBHC.
                                          (Exhibit 3.2)
  +3.3                              --    Certificate of Incorporation of Holdings. (Exhibit 3.3)
  +3.4                              --    Bylaws of GB Property Funding. (Exhibit 3.4)
  +3.5                              --    Bylaws of GBHC. (Exhibit 3.5)
  +3.6                              --    Bylaws of Holdings. (Exhibit 3.6)
  *4.1                              --    Indenture dated as of February 15, 1994 among GB
                                          Property Funding, as Issuer, Holdings and GBHC, as
                                          Guarantors, and Shawmut Bank Connecticut, N.A., as
                                          Trustee.  (Exhibit 10.50)
  *4.2                              --    Mortgage, Fixture Filing and Security Agreement dated
                                          February 17, 1994, by GBHC in favor of Shawmut
                                          Bank Connecticut, National Association, as Mortgagee.
                                          (Exhibit 10.51)
  *4.3                              --    Security Agreement dated February 17, 1994 made by
                                          GB Property Funding Corp., GBHC, GB Holdings,
                                          Inc., Advanced Casino Systems International, Inc.,
                                          Computerized Management Systems International, Inc.
                                          and any Additional Collateral Grantor to Shawmut Bank
                                          Connecticut, National Association, as Trustee.
                                          (Exhibit 10.52)
  *4.4                              --    Collateral Assignment of Leases dated as of
                                          February 17, 1994, by GBHC, in favor of Shawmut
                                          Bank Connecticut, National Association, as Assignee.
                                          (Exhibit 10.53)
++10.1                              --    Management Services Agreement dated August 19,
                                          1987, between Pratt Hotel Management, Inc. ("PHMI"),
                                          the predecessor of NJMI, and GBHC. (Exhibit  10.1)
++10.2                              --    Tax Allocation Agreement by and among Pratt Casino
                                          Properties, Inc., PHMI, PCPI Funding Corp., GBHC
                                          and certain other parties effective as of January 1, 1987.
                                          (Exhibit 10.18)
++10.3                              --    Amended License Agreement by and between Hughes
                                          Properties, Inc. and Pratt Hotel Corporation (now
                                          known as GBCC) dated May 19, 1987. (Exhibit 10.3)
  10.4                              --    First and Second Amendments to Employment
                                          Agreement dated as of January 1, 1998, between GBHC
                                          and Frederick H. Kraus.
  10.5                              --    First and Second Amendments to Employment
                                          Agreement dated as of January 1, 1998, between GBHC
                                          and Timothy A. Ebling.
 +10.6                              --    Deed dated November 27, 1978, from Colony
                                          Associates, L.P. to GBHC. (Exhibit 10.13)
  21.1                              --    Subsidiaries of GB Holdings, Inc.
 +99.1                              --    Appraisal of the Sands as of August 1, 1993.
                                          (Exhibit 99.1)

                                                                                                      SEQUENTIALLY
   EXHIBIT                                                                                              NUMBERED
   NUMBER                                                                                                 PAGE
   -------                                                                                            ------------
    #99.2                       --    Voluntary petition for bankruptcy pursuant to Chapter
                                      11 of the Bankruptcy Code for Greate Bay Hotel and
                                      Casino, Inc. dated January 5, 1998.  (Exhibit 99.2)
    #99.3                       --    Voluntary petition for bankruptcy pursuant to Chapter
                                      11 of the Bankruptcy Code for GB Holdings, Inc. dated
                                      January 5, 1998 (Exhibit 99.3)
    #99.4                       --    Voluntary petition for bankruptcy pursuant to Chapter
                                      11 of the Bankruptcy Code for GB Property Funding
                                      Corp.  dated January 5, 1998 (Exhibit 99.4)
-------------------------

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

         # Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property Funding Corp., GB Holdings, Inc., and Greate Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.