Form 10-Q
period 1998-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1998-05-15
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1998
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number             33-69716
                       -------------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

            DELAWARE                                             75-2502290
            DELAWARE                                             75-2502293
           NEW JERSEY                                            22-2242014
---------------------------------                          ---------------------
(States or other jurisdictions of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.'s)

        C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
        ATLANTIC CITY, NEW JERSEY                                   08401
-----------------------------------------                  ---------------------
(Address of principal executive offices)                         (Zip Code)

(Registrants' telephone number, including area code):       (609) 441-0704
                                                      --------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
                   (Former name, former address, and former
                  fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            REGISTRANT                            CLASS                 OUTSTANDING AT MAY 12, 1998
---------------------------------     -----------------------------     ---------------------------
    GB Property Funding Corp.         Common stock, $1.00 par value            1,000 shares
        GB Holdings, Inc.             Common stock, $1.00 par value            1,000 shares
Greate Bay Hotel and Casino, Inc.      Common stock, no par value                100 shares

PART I:  FINANCIAL INFORMATION
------------------------------


INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The outstanding securities consist of 10 7/8% First Mortgage Notes (the "10 7/8% First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding").
GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at Indiana Avenue and Brighton Park, 9th Floor, Atlantic City, New Jersey 08401 and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

   GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA".

   GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the 10 7/8% First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") . Substantially all of Holdings' assets and operations relate to the Sands. New Jersey Management, Inc. ("NJMI"), which is also an indirect, wholly owned subsidiary of PCC, is responsible for the operations of the Sands under a management agreement with GBHC.

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

   Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results to be reported for the full year.

   The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1998, and their respective results of operations for the three month periods ended March 31, 1998 and 1997 and their respective cash flows for the three month periods ended March 31, 1998 and 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in GB Property Funding, Holdings and GBHC's 1997 Annual Report on Form 10-K.

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS

                                               MARCH 31,   DECEMBER 31,
                                                 1998          1997
                                             ------------  ------------
Current asset:
 Cash                                        $      1,000  $      1,000

Interest receivable from affiliate              9,373,000     9,152,000

Note receivable from affiliate                182,500,000   182,500,000
                                             ------------  ------------

                                             $191,874,000  $191,653,000
                                             ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued interest payable, non-current        $        -    $  9,152,000
                                             ------------  ------------

Long-term debt                                        -     182,500,000
                                             ------------  ------------

Liabilities subject to compromise:
 Accrued interest payable                       9,373,000           -
 Long-term debt                               182,500,000           -
                                             ------------  ------------

                                              191,873,000           -
                                             ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000         1,000
                                             ------------  ------------

                                             $191,874,000  $191,653,000
                                             ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                     1998        1997
                                                                   ---------  ----------
Revenues:
 Interest income (Note 2)                                           $221,000  $5,030,000

Expenses:
  Interest expense (contractual interest of $4,962,000 in 1998)      221,000   5,030,000
                                                                    --------  ----------

 Net income                                                         $    -    $      -
                                                                    ========  ==========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                     1998        1997
                                                                   ---------  ----------
OPERATING ACTIVITIES:
 Net income                                                        $     -    $       -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Increase) decrease in interest receivable from affiliate         (221,000)   5,030,000
  Increase (decrease) in accrued interest payable                    221,000   (5,030,000)
                                                                   ---------  -----------

    Net cash provided by operating activities                            -            -

  Cash at beginning of period                                          1,000        1,000
                                                                   ---------  -----------

  Cash at end of period                                            $   1,000  $     1,000
                                                                   =========  ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

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

     The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). GB Property Funding is dependent on repayment of its note from GBHC to meet its debt obligations. Management is in the process of developing a plan of reorganization that will be submitted to the Bankruptcy Court and GB Property Funding's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

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

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. GB Property Funding has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. GB Property Funding has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of March 31, 1998, and the results of its operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997.

(2)  LONG-TERM DEBT

     On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used to make the July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payment due in January 1998 was not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

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

     No interest was paid or received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC during the three month period ended March 31, 1998. Interest paid and received amounted to $10,060,000 during the three month period ended March 31, 1997. Accrued interest payable and

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


receivable amounting to $9,373,000 and $9,152,000, respectively, is included on the accompanying balance sheets at March 31, 1998 and December 31, 1997. Interest payable and receivable with respect to the notes are included in noncurrent assets and liabilities subject to compromise as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court. As a result of the Chapter 11 filing, any claim for post-petition interest is unenforceable unless otherwise ordered by the Bankruptcy Court. Accordingly GB Property Funding has ceased the accrual of interest income as of the date of the Chapter 11 filing.

(3)  INCOME TAXES

     GB Property Funding is included in the consolidated federal income tax return of GBCC. Pursuant to agreements between Holdings and GBCC, GB Property Funding's provision for federal income taxes is calculated as if a separate federal return were filed. For the three month periods ended March 31, 1998 and 1997, no provision or payments were made under the agreements.

     Beginning in 1998, deferred income taxes result from differences in the timing of deductions taken and the recognition of income between tax and financial reporting. The components of the deferred tax asset at March 31, 1998 were as follows:

   Deferred tax asset - post-petition interest income         $1,894,000
   Deferred tax liability - post-petition interest expense    (1,894,000)
                                                              ----------

                                                              $      -
                                                              ==========

(4)  LITIGATION

     On January 5, 1998, GB Property Funding, Holdings and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                  -------------   -------------
Current Assets:
 Cash and cash equivalents                        $  19,705,000   $  13,871,000
 Accounts receivable, net of allowances
  of $13,834,000 and $14,955,000, respectively        7,628,000       7,794,000
 Inventories                                          3,248,000       3,372,000
 Due from affiliate                                     314,000         258,000
 Refundable deposits and other current assets         2,659,000       2,793,000
                                                  -------------   -------------

  Total current assets                               33,554,000      28,088,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,093,000      38,093,000
 Buildings and improvements                         185,508,000     185,508,000
 Operating equipment                                 94,922,000      94,501,000
 Construction in progress                             3,775,000       2,433,000
                                                  -------------   -------------

                                                    322,298,000     320,535,000
 Less - accumulated depreciation and
  amortization                                     (175,340,000)   (172,819,000)
                                                  -------------   -------------

 Net property and equipment                         146,958,000     147,716,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               8,485,000       7,910,000
 Other assets                                         3,643,000       4,014,000
                                                  -------------   -------------

  Total other assets                                 12,128,000      11,924,000
                                                  -------------   -------------

                                                  $ 192,640,000   $ 187,728,000
                                                  =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                    MARCH 31,    DECEMBER 31,
                                                      1998           1997
                                                  -----------    ------------
Current Liabilities Not Subject to Compromise:
 Current maturities of long-term debt             $     14,000   $     14,000
 Accounts payable                                    3,109,000      6,366,000
 Accrued liabilities -
  Salaries and wages                                 4,871,000      4,824,000
  Interest                                                 -            4,000
  Insurance                                            396,000      2,984,000
  Other                                              6,992,000      6,510,000
 Due to affiliates                                     394,000        456,000
 Other current liabilities                           2,785,000      3,959,000
                                                  ------------   ------------

  Total current liabilities                         18,561,000     25,117,000
                                                  ------------   ------------

Liabilities Subject to Compromise (Note 4)         228,319,000            -
                                                  ------------   ------------

Accrued Interest Payable                                   -        9,152,000
                                                  ------------   ------------

Long-Term Debt                                         415,000    192,918,000
                                                  ------------   ------------

Other Noncurrent Liabilities                         1,310,000      1,187,000
                                                  ------------   ------------

Due to Affiliates                                          -       17,954,000
                                                  ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                            1,000          1,000
 Additional paid-in capital                         18,438,000     18,438,000
 Accumulated deficit                               (74,404,000)   (77,039,000)
                                                  ------------   ------------

  Total shareholder's deficit                      (55,965,000)   (58,600,000)
                                                  ------------   ------------

                                                  $192,640,000   $187,728,000
                                                  ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
Revenues:
 Casino                                             $51,433,000   $58,330,000
 Rooms                                                2,037,000     2,237,000
 Food and beverage                                    5,649,000     7,920,000
 Other                                                  877,000       965,000
                                                    -----------   -----------

                                                     59,996,000    69,452,000
 Less - promotional allowances                       (4,383,000)   (6,255,000)
                                                    -----------   -----------

  Net revenues                                       55,613,000    63,197,000
                                                    -----------   -----------

Expenses:
 Casino                                              41,756,000    49,009,000
 Rooms                                                  758,000       596,000
 Food and beverage                                    2,288,000     2,339,000
 Other                                                  428,000       529,000
 General and administrative                           4,036,000     4,660,000
 Depreciation and amortization                        2,899,000     3,874,000
                                                    -----------   -----------

  Total expenses                                     52,165,000    61,007,000
                                                    -----------   -----------

Income from operations                                3,448,000     2,190,000
                                                    -----------   -----------

Non-operating income (expense):
 Interest income                                        528,000       372,000
 Interest expense (contractual interest
  of $5,796,000 in 1998)                               (268,000)   (5,830,000)
 Gain on disposal of assets                              28,000         7,000
                                                    -----------   -----------

  Total non-operating income (expense), net             288,000    (5,451,000)
                                                    -----------   -----------

Income (loss) before income taxes and other item      3,736,000    (3,261,000)
 Income tax provision                                       -             -
                                                    -----------   -----------

Income (loss) before other item                       3,736,000    (3,261,000)
  Reorganization costs                               (1,101,000)          -
                                                    -----------   -----------

Net income (loss)                                   $ 2,635,000   $(3,261,000)
                                                    ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         --------------------------
                                                                             1998          1997
                                                                         ------------  ------------
OPERATING ACTIVITIES:
 Net income (loss)                                                       $ 2,635,000   $(3,261,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            2,899,000     3,874,000
  Gain on disposal of assets                                                 (28,000)       (7,000)
  Provision for doubtful accounts                                            349,000       650,000
  Increase in accounts receivable                                           (183,000)     (158,000)
  Increase (decrease) in accounts payable and accrued expenses             2,508,000    (5,612,000)
  Net change in other current assets and liabilities                        (377,000)   (1,464,000)
  Net change in other noncurrent assets and liabilities                          -        (241,000)
                                                                         -----------   -----------

   Net cash provided by (used in) operating activities                     7,803,000    (6,219,000)
                                                                         -----------   -----------

INVESTING ACTIVITIES:
 Purchase of property and equipment                                       (1,358,000)     (721,000)
 Proceeds from disposal of assets                                             28,000         7,000
 Obligatory investments                                                     (636,000)     (670,000)
                                                                         -----------   -----------

   Net cash used in investing activities                                  (1,966,000)   (1,384,000)
                                                                         -----------   -----------

FINANCING ACTIVITIES:
 Repayments on credit facilities                                                 -      (2,000,000)
 Borrowings from affiliates                                                      -       6,500,000
 Repayments of long-term debt                                                 (3,000)       (3,000)
                                                                         -----------   -----------

  Net cash (used in) provided by financing activities                         (3,000)    4,497,000
                                                                         -----------   -----------

  Net increase (decrease) in cash and cash equivalents                     5,834,000    (3,106,000)
   Cash and cash equivalents at beginning of period                       13,871,000    15,624,000
                                                                         -----------   -----------

   Cash and cash equivalents at end of period                            $19,705,000   $12,518,000
                                                                         ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

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

     The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 4). Holdings has experienced significant losses over the last two years and has a net capital deficiency of $55,965,000 at March 31, 1998. On January 5, 1998, Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. Management is in the process of

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


developing a plan of reorganization that will be submitted to the Bankruptcy Court and Holdings' creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue a going concern.

     GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, GBHC's ultimate liability may differ from the amounts accrued.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. Holdings has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. Holdings has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     As discussed above, GBHC filed for protection under the Bankruptcy Code and management is currently preparing its plan of reorganization. Although management has not determined that an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place at the confirmation date of a plan of reorganization approved by the Bankruptcy Court.

     The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(2)  SHORT-TERM CREDIT FACILITIES

     GBHC had a bank line of credit which was guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings (see Note 6) and the line of credit was cancelled.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

                                                MARCH 31,     DECEMBER 31,
                                                   1998           1997
                                              -------------   ------------
10 7/8% first mortgage notes, due 2004 (a)    $ 182,500,000   $182,500,000
14 5/8% affiliate loan, due 2005 (b)             10,000,000     10,000,000
Other                                               429,000        432,000
                                              -------------   ------------

 Total indebtedness                             192,929,000    192,932,000
Less - current maturities                           (14,000)       (14,000)
Less - debt subject to compromise (Note 4)     (192,500,000)             -
                                              -------------   ------------

 Total long-term debt                         $     415,000   $192,918,000
                                              =============   ------------

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


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

(b) On February 17, 1994, GBHC issued a $10,000,000 subordinated promissory note to an affiliate. The note bears interest at the rate of 14 5/8% per annum, payable semiannually commencing August 17, 1994, subject to maintaining average daily cash balances required by the indenture for the 10 7/8% First Mortgage Notes, with the principal due in February 2005. As a result of such payment restrictions, interest has been paid only through February 17, 1996. The accrual of interest on the affiliate loan for periods subsequent to the filing under Chapter 11 has been suspended.

     As a result of the Chapter 11 filing, principal payments with respect to the 10 7/8% First Mortgage Notes and the affiliate loan are subject to a plan of reorganization which requires confirmation by the Bankruptcy Court. Pending such reorganization, the entire amount of the 10 7/8% First Mortgage Notes and the affiliate loan are included in liabilities subject to compromise and in long-term debt on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997, respectively. Scheduled payments of long-term debt as of March 31, 1998, exclusive of payments on the 10 7/8% First Mortgage Notes and the affiliate loan, are set forth below:

        1998 (nine months)                                    $ 11,000
        1999                                                    14,000
        2000                                                    16,000
        2001                                                    17,000
        2002                                                    19,000
        Thereafter                                             352,000
                                                              --------

          Total                                               $429,000
                                                              ========

     Interest paid amounted to $11,000 and $10,092,000, respectively, during the three month periods ended March 31, 1998 and 1997. At December 31, 1997, accrued interest on the 10 7/8% First Mortgage Notes in the amount of $9,152,000 is presented as noncurrent accrued interest payable on the accompanying consolidated balance sheet.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)  LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following at March 31, 1998:

     Accounts payable and accrued liabilities                 $  7,975,000
     10 7/8% First Mortgage Notes (Note 3)                     182,500,000
     14 5/8% Affiliate Loan (Note 3)                            10,000,000
     Borrowings from affiliates (Note 6)                        13,000,000
     Accrued interest                                           14,363,000
     Due to affiliate                                              481,000
                                                              ------------

      Total                                                   $228,319,000
                                                              ============

(5)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
(Provision for) benefit in lieu of federal income
 taxes:
  Current                                            $  (776,000)  $   948,000
  Deferred                                             1,625,000        67,000
State income tax (provision) benefit:
  Current                                               (226,000)      265,000
  Deferred                                               473,000        19,000
Valuation allowance                                   (1,096,000)   (1,299,000)
                                                     -----------   -----------

                                                     $       -     $       -
                                                     ===========   ===========

     Holdings is included in the consolidated federal income tax return of GBCC. Pursuant to agreements between Holdings, PCC and GBCC, Holdings' provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The payment of taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission"). Holdings made no federal or state income tax payments during the three month periods ended March 31, 1998 and 1997.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of and adjustments to the carrying value of certain investment obligations and for other accruals.

     The components of the deferred tax asset as of March 31, 1998 and December 31, 1997 were as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                          1998           1997
                                                      ------------   ------------
    Deferred tax assets:
      Net operating loss carryforwards                $ 17,307,000   $ 16,303,000
      Allowance for doubtful accounts                    6,144,000      6,201,000
      Valuation allowance on affiliate receivables       3,948,000      3,854,000
      Other liabilities and accruals                     2,767,000      2,615,000
      Write off deferred financing costs                 1,633,000      1,703,000
      Other                                              3,632,000      3,566,000
                                                      ------------   ------------

       Total deferred tax assets                        35,431,000     34,242,000

    Deferred tax liabilities:
      Post-petition interest                            (2,285,000)           -
                                                      ------------   ------------

    Net deferred tax asset                              33,146,000     34,242,000
    Valuation allowance                                (33,146,000)   (34,242,000)
                                                      ------------   ------------

                                                      $        -     $        -
                                                      ============   ============

     At March 31, 1998, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $39 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards will further be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 1998.

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

     For periods prior to December 31, 1996, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), GBCC's parent prior to that date. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings' was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of Holdings.

     Net payables to affiliates representing current federal income taxes in connection with the aforementioned tax allocation agreements amounted to $129,000 at both March 31, 1998 and December 31, 1997.

(6)  TRANSACTIONS WITH RELATED PARTIES

     NJMI, under a management agreement with GBHC, is responsible for the operations of the Sands. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Such fees amounted to $1,166,000 and $1,305,000, respectively, during the three month periods ended March 31, 1998 and 1997 and are included in general and administrative expenses on the accompanying consolidated financial statements. Management fees payable to NJMI and included on the consolidated balance sheets at March 31, 1998 and December 31, 1997 amounted to $49,000 and $34,000, respectively. On April 30, 1998, GBHC notified NJMI that the payment of management fees by GBHC to NJMI under the management agreement after April 30 will be contingent upon the renegotiation and modification of the fee amounts under the management agreement.

     GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $61,000 and $67,000, respectively, for the three month periods ended March 31, 1998 and 1997.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at both March 31, 1998 and December 31, 1997. Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $4,212,000 and $3,978,000, respectively, are fully reserved as collection of the receivables is uncertain.

     During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. At March 31, 1998 and December 31, 1997, interest accrued on such loans amounted to $2,236,000 and $2,216,000, respectively, and is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets. Repayment of such borrowings from GBCC and the payment of the related interest are subject to terms of a plan of reorganization which requires approval by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the affiliate advances for periods subsequent to the filing under Chapter 11 has been suspended.

     Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                                      THREE MONTHS ENDED
                                          MARCH 31,
                                      ------------------
                                        1998      1997
                                      -------   --------
Net advances                          $20,000   $183,000
Affiliate loan (Note 3)                16,000    365,000

     Interest accrued on the Affiliate loan (Note 3) of $2,754,000 and $2,738,000, respectively, is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

     GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                     ----------------------
                                        1998        1997
                                     ----------  ----------
Billings to affiliates               $  70,000   $ 355,000
Charges from affiliates               (231,000)   (291,000)

(7)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998 the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

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

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

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

LIQUIDITY AND CAPITAL RESOURCES

     Holdings owns GBHC which owns the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. Beginning in early 1996 and continuing through 1997, declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

     GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

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

  OPERATING ACTIVITIES

     At March 31, 1998, GBHC had cash and cash equivalents of $19.7 million. During the three month period ended March 31, 1998, net cash provided by operating activities was $7.8 million compared with net cash used in operating activities of $6.2 million during the comparable 1997 period. The 1997 period includes the payment of $10.1 million in interest; the payment of such interest was suspended in 1998 by

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the Chapter 11 filing. GBHC utilized cash from operations during the first three months of 1998 to fund capital additions totaling $1.4 million and to make obligatory investments of $636,000.

     FINANCING ACTIVITIES

     Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the 10 7/8% First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the 10 7/8% First Mortgage Notes and the $10 million affiliate loan which are subject to reorganization, total scheduled maturities of long-term debt during 1998 are $11,000.

     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

     Capital expenditures at the Sands during the three month period ended March 31, 1998 amounted to $1.4 million and management anticipates capital expenditures during the remainder of 1998 will be approximately $9.2 million. In addition to capital expenditures in the ordinary course of business totaling approximately $2 million, capital expenditures during 1998 include approximately $8.6 million of a $13.6 million, two-year capital expenditure program approved by the Bankruptcy Court. Such plan consists of approximately $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first three months of 1998 totaled $636,000 and are anticipated to be approximately $2.3 million during the remainder of 1998.

     SUMMARY

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. Management is in the process of developing a reorganization plan that will be submitted to the Bankruptcy Court and to the companies' creditors for their approval. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. As a result of the filing, the debt service payment due in January 1998 was not made and the accrual of interest on the 10 7/8% First Mortgage Notes and on affiliate loans for periods subsequent to the filing has been suspended.

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     GENERAL

     The Sands earned income from operations of $3.4 million during the three month period ended March 31, 1998 compared to income from operations of $2.2 million reported for the three month period ended March 31, 1997. Operating results during the first three months of 1998 were favorably impacted by operating efficiencies and by management's ongoing effort to discontinue certain marginally effective marketing programs. Net revenues declined for the three month period to $55.6 million in 1998 from $63.2 million in 1997. However, operating expenses also decreased by $8.8 million, most notably (i) marketing and advertising costs which decreased by $3.8 million (24.3%) during the quarter as a result of management's efforts to control costs while maintaining positive gross operating profit and (ii) salaries and related benefits costs which decreased by $1.7 million (7.6%).

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                      -------------------
                                        1998       1997
                                      --------   --------
                              (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Slot machines                        $ 33,793   $ 38,000
 Table games                            16,953     19,491
 Other (1)                                 687        839
                                      --------   --------

  Total                               $ 51,433   $ 58,330
                                      ========   ========

SLOT MACHINES:
 Gross Wagering (Handle) (2)          $410,120   $454,190
                                      ========   ========

 Hold Percentages: (3, 4)
  Sands                                    8.2%       8.4%
  Atlantic City                            8.3%       8.4%

TABLE GAMES:
 Gross Wagering (Drop) (2)            $ 95,645   $131,044
                                      ========   ========

 Hold Percentages: (3, 4)
  Sands                                   17.7%      14.9%
  Atlantic City                           15.4%      15.7%

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

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

     Although the quantitative impact on wagering of GBHC's filing for protection under Chapter 11 can not be estimated, management believes that the negative publicity resulting from the filing has had an adverse effect on patron volume.

     Slot machine handle decreased $44.1 million (9.7%) during the three month period ended March 31, 1998 compared with the same period of 1997. The Sands' decrease in slot machine handle compares with an increases of 5.9% in handle for all other Atlantic City casinos. As a result, the Sands' slot machine market share (expressed as a percentage of the Atlantic City industry aggregate slot machine handle) decreased to 5.2% during the first quarter of 1998 from 6% during the same period of 1997. Gaming space and the number of slot machines at the Sands has remained virtually unchanged since the first quarter of 1997. Expansions of other Atlantic City casinos resulted in an increase of approximately 108,000 square feet of gaming space and 2,100 additional slot machines at March 31, 1998 compared to March 31, 1997. The below industry-wide performance in handle experienced by the Sands is a result of competitive pressures resulting from casino expansions and related marketing campaigns at other properties as well as to management's efforts to control costs by reducing "coin incentive programs" which directly impact slot handle.

     Table game drop at the Sands declined $35.4 million (27%) during the three month period ended March 31, 1998 compared with the same period of 1997. The Sands' decrease compares to an increase of 1% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share decreased to 5.3% during the three month period ended March 31, 1998 from 7.2% during the same period of 1997. The Sands' table game drop decrease is attributable to declines in patron volume from the rated segment. The decline in table game drop during the first quarter of 1998 also reflects management's efforts to discontinue certain marginally effective promotional activities directed toward less profitable market segments and to an 8% decrease in the number of table games at the Sands.

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.9 million (11.8%) for the three month period ended March 31, 1998 compared with the same period of 1997. Decreases in both slot machine and table game wagering were partially offset by an improvement in the table game hold percentage to 17.7% from 14.9%.

     Rooms revenue decreased $200,000 (8.9%) during the first quarter of 1998 compared to the same period of 1997. Such decrease was primarily due to a decrease in occupancy levels partially offset by an increase in the average daily rate charged on rooms. Food and beverage revenues decreased $2.3 million (28.7%) during the three month period ended March 31,1998 compared with the prior year period as a result of reduced patron volume reflecting the curtailment in food and beverage-related promotional programs. Other revenues decreased $88,000 (9.1%) during the three month period ended March 31, 1998 compared to the 1997 period as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 51.2%, during the three month period ended March 31, 1998 from 56.2%, during the three month period ended March 31, 1997. Such decrease is primarily attributable to reductions in certain marketing programs and other promotional activities.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands decreased $7.3 million (14.8%) during the three month period ended March 31, 1998 compared with 1997 reflecting the 11.8% decrease in casino revenues. Such decrease has also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense increased $162,000 (27.2%) during the three month period ended March 31, 1998 compared to the same period of 1997. The increase results from a lesser percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. Food and beverage expense did not change significantly during the three month period ended March 31, 1998 compared with the same period of 1997. Other expenses decreased by $101,000 (19.1%) during the first quarter of 1998 compared to the 1997 period due to cost savings with respect to theater entertainment.

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $624,000 (13.4%) during the three month period ended March 31, 1998 compared to the same period of 1997 primarily due to decreases in payroll and related benefits and to a reduction in equipment rentals.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the first quarter of 1998 decreased by $975,000 (25.2%) compared to the same period during 1997 as a significant portion of assets acquired with respect to the Sands' expansion in 1994 became fully depreciated.

     INTEREST

     Interest income increased $156,000 (41.9%) during the three month period ended March 31, 1998 compared to the same period during 1997. The increase in interest income results from an increase in interest earned on obligatory investments. Such increase more than offset the decrease in interest earned on affiliate advances, which is now being reserved. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e. from not making debt service payments) is reflected in the accompanying consolidated financial statements as a reduction to reorganization costs.

     Interest expense decreased $5.6 million (95.4%) during the 1998 period compared to the same period of the prior year. As discussed in Notes 3 and 6 to Holdings' consolidated financial statements, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 5, 1998. As a result, the accrual of interest expense on the 10 7/8% First Mortgage Notes, the affiliate loan and other affiliate advances for periods subsequent to the filing has been suspended. Had the accrual of such interest expense not been suspended, interest expense for the three month period ended March 31, 1998 would have been $5.8 million, an amount not significantly different from the corresponding amount during the 1997 first quarter period.

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

     As of March 31, 1998, Holdings and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $39 million, none of which expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109,

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


"Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1998.

     REORGANIZATION COSTS

     Reorganization costs include cost associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements and other administrative costs. As noted previously, interest income on cash accumulated during the reorganization is reflected as a reduction to reorganization costs ($83,000 for the quarter ended March 31, 1998).

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

                               GB HOLDINGS, INC.
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PART II:  OTHER INFORMATION
---------------------------

     A report on Form 8-K was filed on January 9, 1998 to report the filing on January 5, 1998 of petitions for relief under Chapter 11 of the United States Bankruptcy Code by Holdings, GB Property Funding and GBHC. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1997 with the Securities and Exchange Commission on March 31, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GB HOLDINGS, INC.
                                                  GB PROPERTY FUNDING CORP.
                                             -----------------------------------
                                                           Registrants

Date:  May 13, 1998                          By: /s/  Timothy A. Ebling
       ------------                              -------------------------------
                                                      Timothy A. Ebling
                                                 Executive Vice President, Chief
                                                 Financial Officer and Principal
                                                      Accounting Officer