Form 10-Q
period 1998-06-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1998-08-19
CIK 912906, 906595, 912926

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    JUNE 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number         33-69716
                      -------------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

              DELAWARE                                  75-2502290
              DELAWARE                                  75-2502293
             NEW JERSEY                                 22-2242014
-----------------------------------------  -------------------------------------
  (States or other jurisdictions of                 (I.R.S. Employer
  incorporation or organization)                   Identification No.'s)

       C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
       ATLANTIC CITY, NEW JERSEY                            08401
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrants' telephone number, including area code):   (609) 441-0704
                                                     ---------------------------

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

          REGISTRANT                             CLASS              OUTSTANDING AT AUGUST 17, 1998
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

PART I:  FINANCIAL INFORMATION
------------------------------


INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The outstanding securities consist of 10 7/8% First Mortgage Notes (the "10 7/8% First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding").
GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at Indiana Avenue and Brighton Park, Atlantic City, New Jersey 08401, and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

   GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ".

   GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the 10 7/8% First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") . Substantially all of Holdings' assets and operations relate to the Sands.

   On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998.

   New Jersey Management, Inc. ("NJMI"), which is also an indirect, wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the management agreement. GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an Agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the New Jersey Casino Control Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the management agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the motion to reject the management agreement, which is presently scheduled for September 28, 1998, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC.

   Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results to be reported for the full year.

   The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1998, their respective results of operations for the three and six month periods ended June 30, 1998 and 1997 and their respective cash flows for the six month periods ended June 30, 1998 and 1997.

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

                                                    JUNE 30,    DECEMBER 31,
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

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                       1998        1997
                                                                   -----------  -----------

Revenues:
 Interest income (Note 2)                                          $      -     $ 4,988,000

Expenses:
  Interest expense (contractual interest of $4,961,000 in 1998)           -       4,988,000
                                                                   -----------  -----------

 Net income                                                        $      -     $      -
                                                                   ===========  ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   ------------------------
                                                                       1998        1997
                                                                   -----------  -----------

Revenues:
 Interest income (Note 2)                                          $   221,000  $10,018,000

Expenses:
  Interest expense (contractual interest of $9,923,000 in 1998)        221,000   10,018,000
                                                                   -----------  -----------
 Net income                                                        $      -     $      -
                                                                   ===========  ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ----------------------
                                                                  1998        1997
                                                               ----------  ----------

OPERATING ACTIVITIES:
 Net income                                                    $    -      $    -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Increase) decrease in interest receivable from affiliate     (221,000)    125,000
  Increase (decrease) in accrued interest payable                221,000    (125,000)
                                                               ---------   ---------

    Net cash provided by operating activities                       -           -

  Cash at beginning of period                                      1,000       1,000
                                                               ---------   ---------

  Cash at end of period                                        $   1,000   $   1,000
                                                               =========   =========




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

    GB Property Funding has no operations and is dependent on the repayment of its note to GBHC for servicing its debt obligations (see Note 2).
Administrative services for GB Property Funding are provided by GBHC at no charge. The cost of such services is not significant.

    The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under provisions of the New Jersey Casino Control Act, GBHC is required to maintain a nontransferable license to operate a casino in Atlantic City.

    The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). GB Property Funding is dependent on repayment of its note from GBHC to meet its debt obligations. Management is in the process of developing a plan of reorganization that will be submitted to the Bankruptcy Court and GB Property Funding's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

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

    The financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of June 30, 1998, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

(2) LONG-TERM DEBT

    On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used to make the July 15, 1997 required principal payment. As a result of the filing under Chapter 11, debt service payments due in January and July 1998 were not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

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

    No interest was paid or received with respect to the 10 7/8% First Mortgage Notes and the loan to GBHC during the six month period ended June 30, 1998. Interest paid and received amounted to $10,143,000 during the six month period ended June 30, 1997. Interest receivable and payable with

                           GB PROPERTY FUNDING CORP.
           (DEBTOR-IN POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to the notes are included on the accompanying balance sheet at June 30, 1998 in noncurrent assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court. As a result of the Chapter 11 filing, any claim for post-petition interest is unenforceable unless otherwise ordered by the Bankruptcy Court. Accordingly GB Property Funding has ceased the accrual of interest income as of the date of the Chapter 11 filing.

(3) INCOME TAXES

    Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As a result of the Chapter 11 filing, and an action instituted by GBHC in the Bankruptcy Court against GBCC, certain affiliates of GBCC, Jack E. Pratt, Edward T. Pratt, Jr., and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), seeking to enjoin the Defendants from using the net operating losses of the Debtors, whether the Debtors file a consolidated federal tax return for 1997 with GBCC as members of a consolidated group is unresolved.

(4) LITIGATION

    On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                  --------------  --------------

Current Assets:
 Cash and cash equivalents                        $  22,298,000   $  13,871,000
 Accounts receivable, net of allowances
  of $12,791,000 and $14,955,000, respectively        7,040,000       7,794,000
 Inventories                                          3,260,000       3,372,000
 Due from affiliate                                     378,000         258,000
 Refundable deposits and other current assets         4,100,000       2,793,000
                                                  -------------   -------------

  Total current assets                               37,076,000      28,088,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,093,000      38,093,000
 Buildings and improvements                         185,508,000     185,508,000
 Operating equipment                                 96,745,000      94,501,000
 Construction in progress                             3,108,000       2,433,000
                                                  -------------   -------------

                                                    323,454,000     320,535,000
 Less - accumulated depreciation and
  amortization                                     (177,850,000)   (172,819,000)
                                                  -------------   -------------

 Net property and equipment                         145,604,000     147,716,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               8,779,000       7,910,000
 Other assets                                         3,592,000       4,014,000
                                                  -------------   -------------

  Total other assets                                 12,371,000      11,924,000
                                                  -------------   -------------

                                                  $ 195,051,000   $ 187,728,000
                                                  =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                    JUNE 30,     DECEMBER 31,
                                                      1998           1997
                                                  -------------  -------------

Current Liabilities Not Subject to Compromise:
 Current maturities of long-term debt             $     14,000   $     14,000
 Accounts payable                                    4,056,000      6,366,000
 Accrued liabilities -
  Salaries and wages                                 4,460,000      4,824,000
  Interest                                                -             4,000
  Insurance                                            716,000      2,984,000
  Other                                              7,467,000      6,510,000
 Due to affiliates                                     772,000        456,000
 Other current liabilities                           2,913,000      3,959,000
                                                  ------------   ------------

  Total current liabilities                         20,398,000     25,117,000
                                                  ------------   ------------

Liabilities Subject to Compromise (Note 4)         228,242,000           -
                                                  ------------   ------------

Accrued Interest Payable                                  -         9,152,000
                                                  ------------   ------------

Long-Term Debt                                         412,000    192,918,000
                                                  ------------   ------------

Other Noncurrent Liabilities                         1,345,000      1,187,000
                                                  ------------   ------------

Due to Affiliates                                         -        17,954,000
                                                  ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock, $1.00 par value per share;
  1,000 shares authorized and
  outstanding                                            1,000          1,000
 Additional paid-in capital                         18,438,000     18,438,000
 Accumulated deficit                               (73,785,000)   (77,039,000)
                                                  ------------   ------------

  Total shareholder's deficit                      (55,346,000)   (58,600,000)
                                                  ------------   ------------

                                                  $195,051,000   $187,728,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                        --------------------------
                                                            1998          1997
                                                        ------------  ------------
Revenues:
 Casino                                                 $54,085,000   $61,823,000
 Rooms                                                    2,325,000     2,455,000
 Food and beverage                                        6,146,000     8,457,000
 Other                                                      971,000       947,000
                                                        -----------   -----------

                                                         63,527,000    73,682,000
 Less - promotional allowances                           (5,074,000)   (6,201,000)
                                                        -----------   -----------

  Net revenues                                           58,453,000    67,481,000
                                                        -----------   -----------

Expenses:
 Casino                                                  46,233,000    51,396,000
 Rooms                                                      917,000       671,000
 Food and beverage                                        2,441,000     2,881,000
 Other                                                      623,000       616,000
 General and administrative                               3,134,000     4,653,000
 Depreciation and amortization                            2,926,000     3,659,000
                                                        -----------   -----------

  Total expenses                                         56,274,000    63,876,000
                                                        -----------   -----------

Income from operations                                    2,179,000     3,605,000
                                                        -----------   -----------

Non-operating income (expense):
 Interest income                                            181,000       453,000
 Interest expense (contractual interest
  of $5,799,000 in 1998)                                    (11,000)   (5,826,000)
 Gain on disposal of assets                                       -        17,000
                                                        -----------   -----------

  Total non-operating income (expense), net                 170,000    (5,356,000)
                                                        -----------   -----------

Income (loss) before income taxes, extraordinary and
 other items                                              2,349,000    (1,751,000)
 Income tax provision                                             -             -
                                                        -----------   -----------

Income (loss) before extraordinary and other items        2,349,000    (1,751,000)
 Reorganization and other related costs                  (1,730,000)            -
                                                        -----------   -----------

Income (loss) before extraordinary item                     619,000    (1,751,000)
 Gain on early extinguishment of debt                             -       310,000
                                                        -----------   -----------

Net income (loss)                                       $   619,000   $(1,441,000)
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    ----------------------------
                                                                         1998           1997
                                                                    -------------  -------------
Revenues:
 Casino                                                             $105,518,000   $120,153,000
 Rooms                                                                 4,362,000      4,692,000
 Food and beverage                                                    11,795,000     16,377,000
 Other                                                                 1,848,000      1,912,000
                                                                    ------------   ------------

                                                                     123,523,000    143,134,000
 Less - promotional allowances                                        (9,457,000)   (12,456,000)
                                                                    ------------   ------------

  Net revenues                                                       114,066,000    130,678,000
                                                                    ------------   ------------

Expenses:
 Casino                                                               88,013,000    100,405,000
 Rooms                                                                 1,662,000      1,267,000
 Food and beverage                                                     4,806,000      5,220,000
 Other                                                                 1,018,000      1,145,000
 General and administrative                                            7,115,000      9,313,000
 Depreciation and amortization                                         5,825,000      7,533,000
                                                                    ------------   ------------

  Total expenses                                                     108,439,000    124,883,000
                                                                    ------------   ------------

Income from operations                                                 5,627,000      5,795,000
                                                                    ------------   ------------

Non-operating income (expense):
 Interest income                                                         709,000        825,000
 Interest expense (contractual interest of $11,595,000 in 1998)         (279,000)   (11,656,000)
 Gain on disposal of assets                                               28,000         24,000
                                                                    ------------   ------------

  Total non-operating expense, net                                       458,000    (10,807,000)
                                                                    ------------   ------------

Income (loss) before income taxes, extraordinary and other items       6,085,000     (5,012,000)
 Income tax provision                                                       -              -
                                                                    ------------   ------------

Income (loss) before extraordinary and other items                     6,085,000     (5,012,000)
 Reorganization and other related costs                               (2,831,000)          -
                                                                    ------------   ------------

Income (loss) before extraordinary item                                3,254,000     (5,012,000)
 Gain on early extinguishment of debt                                       -           310,000
                                                                    ------------   ------------

Net income (loss)                                                   $  3,254,000   $ (4,702,000)
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                           -------------------------------
                                                                 1998             1997
                                                           -----------------  ------------
OPERATING ACTIVITIES:
 Net income (loss)                                              $ 3,254,000   $(4,702,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary item                                                   -         (310,000)
  Write-off reorganization-related costs                            881,000          -
  Depreciation and amortization                                   5,825,000     7,533,000
  Gain on disposal of assets                                        (28,000)      (24,000)
  Provision for doubtful accounts                                   742,000     1,559,000
  Decrease (increase) in accounts receivable                         12,000      (554,000)
  Increase in accounts payable and accrued expenses               3,770,000       216,000
  Net change in other current assets and liabilities             (1,431,000)   (1,313,000)
  Net change in other noncurrent assets and liabilities                -         (474,000)
                                                                -----------   -----------

   Net cash provided by operating activities                     13,025,000     1,931,000
                                                                -----------   -----------

INVESTING ACTIVITIES:
 Purchase of property and equipment                              (3,394,000)   (1,279,000)
 Proceeds from disposal of assets                                    28,000        24,000
 Obligatory investments                                          (1,226,000)   (1,333,000)
                                                                -----------   -----------

   Net cash used in investing activities                         (4,592,000)   (2,588,000)
                                                                -----------   -----------

FINANCING ACTIVITIES:
 Repayments on credit facilities                                       -       (2,000,000)
 Borrowings from affiliates                                            -        6,500,000
 Repayments of long-term debt                                        (6,000)   (2,131,000)
                                                                -----------   -----------

  Net cash (used in) provided by financing activities                (6,000)    2,369,000
                                                                -----------   -----------

  Net increase in cash and cash equivalents                       8,427,000     1,712,000
   Cash and cash equivalents at beginning of period              13,871,000    15,624,000
                                                                -----------   -----------

   Cash and cash equivalents at end of period                   $22,298,000   $17,336,000
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

     The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 4). Holdings has experienced significant losses over the last two years and has a net capital deficiency of $55,346,000 at June 30, 1998. On January 5, 1998, Holdings, GBHC and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

President and Chief Executive Officer of GBHC on July 28, 1998; and J.
Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998. Management is in the process of developing a plan of reorganization that will be submitted to the Bankruptcy Court and Holdings' creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue a going concern.

    New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the management agreement. GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an Agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the New Jersey Casino Control Commission (the "Casino Commission") on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the management agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the motion to reject the management agreement, which is presently scheduled for September 28, 1998, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC.

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

    As discussed above, GBHC filed for protection under the Bankruptcy Code and management is currently preparing its plan of reorganization. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place at the confirmation date of a plan of reorganization approved by the Bankruptcy Court.

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

    The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

(2) SHORT-TERM CREDIT FACILITIES

    GBHC had a bank line of credit which was guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings and the line of credit was cancelled.

(3) LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

                                                 JUNE 30,     DECEMBER 31,
                                                   1998           1997
                                              --------------  -------------

10 7/8% first mortgage notes, due 2004 (a)    $ 182,500,000   $182,500,000
14 5/8% affiliate loan, due 2005 (b)             10,000,000     10,000,000
Other                                               426,000        432,000
                                              -------------   ------------

 Total indebtedness                             192,926,000    192,932,000
Less - current maturities                           (14,000)       (14,000)
Less - debt subject to compromise (Note 4)     (192,500,000)          -
                                              -------------   ------------

 Total long-term debt                         $     412,000   $192,918,000
                                              =============   ============

--------------------------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due in January and July 1998 were not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filing has been suspended.

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

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

    As a result of the Chapter 11 filing, principal payments with respect to the 10 7/8% First Mortgage Notes and the affiliate loan are subject to a plan of reorganization which requires confirmation by the Bankruptcy Court. Pending such reorganization, the entire amount of the 10 7/8% First Mortgage Notes and the affiliate loan are included in liabilities subject to compromise and in long-term debt on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997, respectively. Scheduled payments of long-term debt as of June 30, 1998, exclusive of payments on the 10 7/8% First Mortgage Notes and the affiliate loan, are set forth below:

        1998 (six months)    $  8,000
        1999                   14,000
        2000                   16,000
        2001                   17,000
        2002                   19,000
        Thereafter            352,000
                             --------

          Total              $426,000
                             ========

    Interest paid amounted to $21,000 and $10,186,000, respectively, during the six month periods ended June 30, 1998 and 1997. At December 31, 1997, accrued interest on the 10 7/8% First Mortgage Notes in the amount of $9,152,000 is presented as noncurrent accrued interest payable on the accompanying consolidated balance sheet.

(4) LIABILITIES SUBJECT TO COMPROMISE

    Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following at June 30, 1998:

        Accounts payable and accrued liabilities    $  7,907,000
        10 7/8% First Mortgage Notes (Note 3)        182,500,000
        14 5/8% Affiliate Loan (Note 3)               10,000,000
        Borrowings from affiliates (Note 6)           13,000,000
        Accrued interest                              14,364,000
        Due to affiliate                                 471,000
                                                    ------------

          Total                                     $228,242,000
                                                    ============

(5) INCOME TAXES

    Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As a result of the Chapter 11 filing, and the Action described in Note 7 below relating to the net operating losses of the Debtors, whether

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

the Debtors file a consolidated federal tax return for 1997 with GBCC as members of a consolidated group is unresolved.

   Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses. Holdings made no federal or state income tax payments during the six month periods ended June 30, 1998 and 1997.

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

   At June 30, 1998, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards will further be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 1998.

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

   Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings' was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of Holdings.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(6) TRANSACTIONS WITH RELATED PARTIES

    Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI (the "Rejection Motion"). The Settlement Agreement partially resolving the Rejection Motion was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998, NJMI continues to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 will be paid on a monthly basis in arrears and the remaining $43,000 per month will be deferred and paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court.

    Fees under the management agreement and the Settlement Agreement are included in general and administrative expenses on the accompanying consolidated financial statements and amounted to $744,000 and $1,497,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $1,910,000 and $2,802,000, respectively, during the six month periods ended June 30, 1998 and 1997. Amounts payable under the Settlement Agreement to NJMI and included in due to affiliates on the accompanying consolidated balance sheet at June 30, 1998 amounted to $330,000 and an additional $22,000 calculated under the management agreement for April 1, 1998 is subject to defenses reserved under the Settlement Agreement. Management fees payable of $34,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 1997 and are subject to defenses reserved under the Settlement Agreement. Additional management fees payable of $145,000 are included in liabilities subject to compromise on the accompanying consolidated balance sheet at June 30, 1998 and are subject to the defenses reserved under the Settlement Agreement.

    GBHC's rights to the trade name "Sands" are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party.
Such charges amounted to $70,000 and $73,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $131,000 and $140,000, respectively, during the six month periods ended June 30, 1998 and 1997.

    An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at both June 30, 1998 and December 31, 1997. Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $4,446,000 and $3,978,000, respectively, are fully reserved as collection of the receivables is uncertain.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

    During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. At June 30, 1998 and December 31, 1997, interest accrued on such loans amounted to $2,236,000 and $2,216,000, respectively, and is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires approval by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the affiliate advances for periods subsequent to the filing under Chapter 11 has been suspended.

    Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                JUNE 30,            JUNE 30,
                           ------------------  ------------------
                             1998      1997      1998      1997
                           --------  --------  --------  --------

Net advances                $   -    $227,000   $20,000  $410,000
Affiliate loan (Note 3)         -     366,000    16,000   731,000

    Interest accrued on the Affiliate loan (Note 3) of $2,754,000 and $2,738,000, respectively, is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

    GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Such affiliate transactions are summarized below:

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,                JUNE 30,
                           ----------------------  ----------------------
                              1998        1997        1998        1997
                           ----------  ----------  ----------  ----------

Billings to affiliates     $  68,000   $ 303,000    $ 138,000   $ 658,000
Charges from affiliates     (160,000)   (183,000)    (391,000)   (387,000)

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(7) LITIGATION

    On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998.

    On May 22, 1998, GBHC filed the Rejection Motion with the Bankruptcy Court. The management agreement was suspended as a result of the Settlement Agreement and was replaced with a services agreement until the decision on the Rejection Motion, which is presently returnable September 28, 1998 (see Note 6).

    On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC, in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also seeks to enjoin the Defendants from using the NOL's of the Debtors (see Note 5). On August 10, 1998, the Bankruptcy Court set a hearing date on the Action commencing October 7, 1998, with the understanding that the defendants would not transfer the Parcels prior to the hearing, and reserved August 24, 1998 to consider an interim request for relief with respect to the NOL's unless resolved by the parties prior thereto.

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

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(8)  RECLASSIFICATIONS

     Certain reclassifications were made to operating expenses as originally set forth in the consolidated statement of operations for the three month period ended March 31, 1998 to conform to the June 30, 1998 financial statement presentation.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

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

   GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions seeking protection under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998.

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

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


 OPERATING ACTIVITIES

   At June 30, 1998, GBHC had cash and cash equivalents of $22.3 million.
During the six month period ended June 30, 1998, net cash provided by operating activities was $13 million compared with $1.9 million during the comparable 1997 period. The 1997 period includes the payment of $10.2 million in interest; the payment of such interest was suspended in 1998 by the Chapter 11 filing. GBHC utilized cash from operations, in part, during the first six months of 1998 to fund capital additions totaling $3.4 million and to make obligatory investments of $1.2 million.

 FINANCING ACTIVITIES

   Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the 10 7/8% First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the 10 7/8% First Mortgage Notes and the $10 million affiliate loan, which are subject to reorganization, total scheduled maturities of long-term debt during the remainder of 1998 are $8,000.

 CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

   Capital expenditures at the Sands during the six month period ended June 30, 1998 amounted to $3.4 million and management anticipates capital expenditures during the remainder of 1998 will be approximately $7.4 million. In addition to capital expenditures in the ordinary course of business totaling approximately $2.9 million, capital expenditures during 1998 include approximately $7.9 million of a $13.6 million, two-year capital expenditure program approved by the Bankruptcy Court. Such plan consists of approximately $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines.

   The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1998 totaled $1.2 million and are anticipated to be approximately $1.5 million during the remainder of 1998.

 SUMMARY

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. Management is in the process of developing a reorganization plan that will be submitted to the Bankruptcy Court and to the companies' creditors for their approval. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998. As a result of the filing, the debt service payments due in January 1998 and July 1998 were not made and the accrual of interest on the 10 7/8% First Mortgage Notes and on affiliate loans for periods subsequent to the filing has been suspended.

RESULTS OF OPERATIONS

    GENERAL

    The Sands earned income from operations of $2.2 million and $5.6 million, respectively, during the three and six month periods ended June 30, 1998 compared to income from operations of $3.6 million and $5.8 million, respectively, reported for the three and six month periods ended June 30, 1997. Operating results during the second quarter of 1998 were negatively impacted by lower table game and slot machine hold percentages; such percentages directly impact casino revenues. The declines in casino revenues were somewhat offset by operating efficiencies and by management's ongoing efforts to discontinue certain marginally effective marketing programs. Although net revenues declined for the three and six month periods ended June 30, 1998 to $58.5 million and $114.1 million, respectively, from $67.5 million and $130.7 million, respectively, during the corresponding 1997 periods, operating expenses also decreased significantly by $7.6 million (11.9%) and $16.4 million (13.2%), respectively. Such operating expense decreases are due to reductions in salaries and related benefits costs of $2.1 million (9.1%) and $3.9 million (8.4%) for the three and six month periods, respectively, and marketing and advertising costs of $1.7 million (10.2%) and $5.5 million (17%), respectively, resulting from management's efforts to control costs while maintaining positive gross operating profit. The negative publicity surrounding the Sands' filing for bankruptcy protection on January 5, 1998 could also have affected its operating results for the 1998 periods.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                --------------------  ---------------------
                                  1998        1997       1998       1997
                                ---------  ---------  ---------  ---------
                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Slot machines                  $ 38,806   $ 41,370   $ 72,599   $ 79,370
 Table games                      14,574     19,665     31,527     39,156
 Other (1)                           705        788      1,392      1,627
                                --------   --------   --------   --------

  Total                         $ 54,085   $ 61,823   $105,518   $120,153
                                ========   ========   ========   ========

SLOT MACHINES:
 Gross Wagering (Handle) (2)    $480,924   $505,719   $891,044   $959,909
                                ========   ========   ========   ========

 Hold Percentages: (3, 4)
  Sands                              8.1%       8.2%       8.1%       8.3%
  Atlantic City                      8.4%       8.5%       8.3%       8.4%

TABLE GAMES:
 Gross Wagering (Drop) (2)      $107,634   $131,589   $203,279   $262,633
                                ========   ========   ========   ========

 Hold Percentages: (3, 4)
  Sands                             13.5%      14.9%      15.5%      14.9%
  Atlantic City                     14.9%      14.7%      15.2%      15.2%

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

(4) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; consequently, industry percentages have been calculated based on information made available from the New Jersey Casino Control Commission.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Although the quantitative impact on wagering of GBHC's filing for protection under Chapter 11 can not be estimated, management believes that the negative publicity resulting from the filing has had an adverse effect on patron volume.

   Slot machine handle decreased $24.8 million (4.9%) and $68.9 million (7.2%), respectively, during the three and six month periods ended June 30, 1998 compared with the same periods of 1997. The Sands' decreases in slot machine handle compare with increases of 3.8% and 4.8%, respectively, in handle for all other Atlantic City casinos during the same time periods. As a result, the Sands' slot machine market share (expressed as a percentage of the Atlantic City industry aggregate slot machine handle) decreased to 5.7% and 5.4%, respectively, during the three and six month periods ended June 30, 1998 from 6.2% and 6.1%, respectively, during the same periods of 1997. Gaming space and the number of slot machines have decreased slightly at the Sands since the second quarter of 1997. Expansions of other Atlantic City casinos resulted in an increase of approximately 114,000 square feet of gaming space and 2,300 additional slot machines at June 30, 1998 compared to June 30, 1997. The below industry-wide performance in handle experienced by the Sands is a result of competitive pressures resulting from casino expansions and related marketing campaigns at other properties as well as to management's efforts to control costs by reducing "coin incentive programs" which directly impact slot handle. As a result of such competitive pressures, the Sands has experienced a significant decrease (20%) in the number of bus passengers, a market segment which historically plays slot machines.

   Table game drop at the Sands declined $24 million (18.2%) and $59.4 million (22.6%), respectively, during the three and six month periods ended June 30, 1998 compared with the same periods of 1997. The Sands' decreases compare to slight increases of 1.2% and 1.1%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share decreased to 5.7% and 5.5%, respectively, during the three and six month periods ended June 30, 1998 from 7% and 7.1%, respectively, during the same periods of 1997. The Sands' table game drop decreases are attributable to declines in patron volume from the rated segment. The decline in table game drop also reflects management's efforts to discontinue certain marginally effective promotional activities directed toward less profitable market segments. Other factors contributing to the decreases in table game drop include a 9.1% decrease in the number of table games at the Sands as well as additional competitive pressures resulting from the offering of special odds for various table games and competitive pressures on specific market segments by other Atlantic City casinos.

   REVENUES

   Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $7.7 million (12.5%) and $14.6 million (12.2%), respectively, for the three and six month periods ended June 30, 1998 compared with the same periods of 1997. Decreases in both slot machine and table game wagering and slightly lower slot machine hold percentages were partially offset by the overall improvement in the table game hold percentage to 15.5% from 14.9% for the six month period.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Rooms revenue decreased $130,000 (5.3%) and $330,000 (7%), respectively, during the three and six month periods 1998 compared to 1997. Such decreases were primarily due to decreases in occupancy levels partially offset by increases in the average daily rate charged on rooms. Food and beverage revenues decreased $2.3 million (27.3%) and $4.6 million (28%), respectively, during the three and six month periods ended June 30, 1998 compared with the prior year periods as a result of reduced patron volume reflecting the curtailment in food and beverage-related promotional programs. Other revenues did not change significantly during either of the three or six month periods ended June 30, 1998 compared to the prior year periods.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs.
As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances increased to 53.7% during the three month period ended June 30, 1998 from 52.3%, during the same period of 1997. Such allowances decreased to 52.5% from 54.2% during the six month period ended June 30, 1998. The overall year to year decrease is primarily attributable to reductions in certain marketing programs and other promotional activities.

   DEPARTMENTAL EXPENSES

   Casino expenses at the Sands decreased $5.2 million (10%) and $12.4 million (12.3%), respectively, during the three and six month periods ended June 30, 1998 compared with the same 1997 periods reflecting the respective 12.5% and 12.2% decreases in casino revenues during the corresponding periods. Such decreases also reflect management's ongoing efforts to create operating efficiencies as well as a reduction in the allocation of rooms, food and beverage and other expenses to casino expense arising due to the aforementioned reduction in promotional allowances.

   Rooms expense increased $246,000 (36.7%) and $395,000 (31.2%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. The increases result from a lower percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. Such increases have been partially offset by reduced costs associated with lower occupancy rates. Food and beverage expense decreased $440,000 (15.3%) and $414,000 (7.9%), respectively, during the three and six month periods ended June 30, 1998 compared with the same periods of 1997. The decreases result from reductions in payroll and promotional expenses during the second quarter in response to declines in patron volume. Such cost savings have been partially offset by fewer costs being allocated to the casino department due to reduced usage of food complimentaries. Other expenses did not change significantly during the second quarter of 1998 compared to the prior year, but decreased by $127,000 (11.1%) during the six month period ended June 30, 1998 compared to the 1997 period due to cost savings with respect to theater entertainment.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   GENERAL AND ADMINISTRATIVE

   General and administrative expenses decreased $1.5 million (32.6%) and $2.2 million (23.6%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. Management fee expenses, including service fees under the Settlement Agreement, incurred by the Sands decreased by $753,000 (50.3%) and $892,000 (31.8%), respectively, relative to management fees under the Management Agreement, during the three and six month periods during 1998 compared to the prior year periods as a result of a renegotiation of such fees due to the Chapter 11 filings. The remaining decreases reflect reductions in payroll and related benefits and in equipment rentals, all of which have resulted from management's ongoing efforts to create operating efficiencies.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense decreased by $733,000 (20%) and $1.7 million (22.7%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997 as a significant portion of assets acquired with respect to the Sands' expansion in 1994 became fully depreciated. Also, amortization of loan fees has decreased during 1998 as a result of such fees being written off at December 31, 1997 due to the bankruptcy filings.

   INTEREST

   Interest income decreased $272,000 (60%) and $116,000 (14.1%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods during 1997. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e. from not making debt service payments) is reflected on the accompanying consolidated financial statements as a reduction to reorganization costs.

    Interest expense decreased $5.8 million (99.8%) and $11.4 million (97.6%), respectively, during the three and six months ended June 30, 1998 compared to the same periods of the prior year. As discussed in Notes 3 and 6 to Holdings' consolidated financial statements, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 5, 1998. As a result, the accrual of interest expense on the 10 7/8% First Mortgage Notes, the affiliate loan and other affiliate advances for periods subsequent to the filing has been suspended. Had the accrual of such interest expense not been suspended, interest expense for the three and six month periods ended June 30, 1998 would have been $5.8 million and $11.6 million, respectively; these amounts are not significantly different from the corresponding amounts during the 1997 periods.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   INCOME TAX BENEFIT

   Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As a result of the Chapter 11 filing, and the Action described in Note 7 to the accompanying Notes to Consolidated Financial Statements of Holdings relating to the net operating losses of the Debtors, whether the Debtors file a consolidated federal tax return for 1997 with GBCC as members of a consolidated group is unresolved.

   As of June 30, 1998, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1998.

   REORGANIZATION AND OTHER RELATED COSTS

   Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements and other administrative costs. Also, costs in the amount of $881,000 associated with a planned re-theming of the Sands were expensed during the second quarter of 1998. Due to the reorganization proceedings discussed above, this project has been abandoned. As noted previously, interest income on cash accumulated during the reorganization is reflected as a reduction to reorganization and other related costs ($161,000 and $244,000, respectively, for the three and six months ended June 30, 1998).

   YEAR 2000 COMPLIANCE

   In the year 2000, the Sands' computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

   Management has initiated a program to prepare the Sands' computer systems and applications for the year 2000. The costs of testing and conversion are not expected to be material. Management expects

                           GB HOLDINGS, INC. AND SUBSIDIARIES
       (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Sands' 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of other companies on whose systems the Sands relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Sands' systems.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998. The Debtors filed a motion with the Bankruptcy Court to extend the exclusivity period another 90 days and on August 10, 1998 the Bankruptcy Court reextended the period for another 90 days from August 10, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15, 1998 and July 15, 1998 were not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $21,667,000 as of August 17, 1998.

ITEM 6.(a) - EXHIBITS

10.1 Agreement by and among GBHC, Holdings, GB Property Funding and Advanced Casino Systems International, Inc. ("ACSI"), on the one hand, and GBCC, NJMI, PCC, PRT Funding Corp., PPI Corporation, ACSC and HCC, on the other, dated June 27, 1998.

10.2 Software License Agreement by and between ACSC, ACSI, Computer Management Systems International, Inc. and GBHC dated June 27, 1998.

ITEM 6.(b) - REPORTS ON FORM 8-K

   The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GB HOLDINGS, INC.
                                        GB PROPERTY FUNDING CORP.
                                  ------------------------------------
                                              Registrants

Date:  August 17, 1998            By:/s/  Timothy A. Ebling
       ---------------               ---------------------------------
                                          Timothy A. Ebling
                                     Executive Vice President, Chief
                                     Financial Officer and Principal
                                           Accounting Officer