Form 10-Q
period 1998-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1998-11-16
CIK 912906, 906595, 912926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to______________________

Commission file number 33-69716


                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
           ------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)


            DELAWARE                                          75-2502290
            DELAWARE                                          75-2502293
           NEW JERSEY                                         22-2242014
---------------------------------                          ---------------------
(States or other jurisdictions of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.'s)


        C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
       ATLANTIC CITY, NEW JERSEY                                   08401
------------------------------------------                       ---------
  Address of principal executive offices)                       (Zip Code)

(Registrants' telephone number, including area code): (609) 441-4517


                                (NOT APPLICABLE)
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                REGISTRANT                              CLASS                 OUTSTANDING AT NOVEMBER 13, 1998
--------------------------------------   ----------------------------------   --------------------------------
      GB Property Funding Corp.            Common stock, $1.00 par value                1,000 shares
          GB Holdings, Inc.                Common stock, $1.00 par value                1,000 shares
   Greate Bay Hotel and Casino, Inc.                                            Common stock, no par value
           100 shares

================================================================================

PART I: FINANCIAL INFORMATION

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS

     The outstanding securities consist of 10 7/8% First Mortgage Notes (the "First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding"). GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at Indiana Avenue and Brighton Park, Atlantic City, New Jersey 08401, and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

     GB Property Funding is wholly owned by Holdings. Holdings is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ".

     GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") . Substantially all of Holdings' assets and operations relate to the Sands. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principle street running parallel and closest to the boardwalk in Atlantic City, New Jersey.

     On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively.

     New Jersey Management, Inc. ("NJMI"), which is also an indirect, wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the New Jersey Casino Control Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC. On September 28, 1998, and as a result of the Second Settlement

Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and as such, no further fees will be paid under either the Management Agreement or the Settlement Agreement.

     On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, entered into an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC Group by December 31, 1998. Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996.

     Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results to be reported for the full year.

     The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1998, their respective results of operations for the three and nine month periods ended September 30, 1998 and 1997 and their respective cash flows for the nine month periods ended September 30, 1998 and 1997.

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

                                         GB PROPERTY FUNDING CORP.
                         (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                               BALANCE SHEETS
                                                (UNAUDITED)

                                                   ASSETS

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1998           1997
                                                                              ------------     ----------
Current asset:
   Cash                                                                       $      1,000   $      1,000

Interest receivable from affiliate                                               9,373,000      9,152,000

Note receivable from affiliate                                                 182,472,000    182,500,000
                                                                              ------------   ------------

                                                                              $191,846,000   $191,653,000
                                                                              ============   ============


                                    LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued interest payable, non-current                                         $       --     $  9,152,000
                                                                              ------------   ------------

Long-term debt                                                                        --      182,500,000
                                                                              ------------   ------------

Liabilities subject to compromise:
   Accrued interest payable                                                      9,373,000           --
   Long-term debt                                                              182,472,000           --
                                                                              ------------   ------------

                                                                               191,845,000           --
                                                                              ------------   ------------

Shareholder's equity (Note 1):
   Common stock, $1.00 par value per share,
     1,000 shares authorized and outstanding                                         1,000          1,000
                                                                              ------------   ------------

                                                                              $191,846,000   $191,653,000
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

                                  GB PROPERTY FUNDING CORP.
                  (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -------------------------
                                                                      1998          1997
                                                                  ------------   ----------
Revenues:
   Interest income (Note 2)                                       $       --     $4,962,000

Expenses:
  Interest expense (contractual interest of $4,962,000 in 1998)           --      4,962,000
                                                                  ------------   ----------

   Net income                                                     $       --     $     --
                                                                  ============   ==========

            The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                                  GB PROPERTY FUNDING CORP.
                  (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                   STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                       1998         1997
                                                                   -----------   -----------
Revenues:
   Interest income (Note 2)                                        $   221,000   $14,980,000

Expenses:
  Interest expense (contractual interest of $14,885,000 in 1998)       221,000    14,980,000
                                                                   -----------   -----------

   Net income                                                      $      --     $      --
                                                                   ===========   ===========

            The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                                  GB PROPERTY FUNDING CORP.
                  (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1998           1997
                                                                 -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                    $      --      $      --
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Increase) decrease in interest receivable from affiliate      (221,000)     5,086,000
     Increase (decrease) in accrued interest payable                 221,000     (5,086,000)
                                                                 -----------    -----------

       Net cash provided by operating activities                        --             --

     Cash at beginning of period                                       1,000          1,000
                                                                 -----------    -----------

     Cash at end of period                                       $     1,000    $     1,000
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

                            GB PROPERTY FUNDING CORP.
            (DEBTOR-IN POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) ORGANIZATION AND OPERATIONS

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC), also a Delaware corporation. PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

     GB Property Funding has no operations and is dependent on the repayment of its note from GBHC for servicing its debt obligations (see Note 2). Administrative services for GB Property Funding are provided by GBHC at no charge. The cost of such services is not significant.

     The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under provisions of the New Jersey Casino Control Act, GBHC is required to maintain a nontransferable license to operate a casino in Atlantic City.

     The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). GB Property Funding is dependent on repayment of its note from GBHC to meet its debt obligations. Management is in the process of seeking sponsor(s) for a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Casino Control Commission (the "Casino Commission"). In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

     New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy

                            GB PROPERTY FUNDING CORP.
            (DEBTOR-IN POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, as such, no further fees will be paid under either the Management Agreement or the Settlement Agreement.

     On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, reached an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and December 31, 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC Group by December 31, 1998. The agreement also resulted in the noncash settlement of certain outstanding intercompany transactions, and the transfer of the membership interests in Lieber and the assignment of the agreement for the Option Parcels to Lieber.

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

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. GB Property Funding has adopted the provisions of SFAS
130. However, SFAS 130 provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. GB Property Funding has no such other comprehensive income items for any period presented. Accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

                            GB PROPERTY FUNDING CORP.
           (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of June 30, 1998, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

(2) LONG-TERM DEBT

     On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the " First Mortgage Notes"). Interest on the First Mortgage Notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of the First Mortgage Notes which were used to make the July 15, 1997 required principal payment. As a result of the filing under Chapter 11, debt service payments due in January and July 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

     The indenture for the First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands. The proceeds of the First Mortgage Notes were loaned to GBHC on the same terms and conditions.

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. During the current period, $28,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment.

     No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the nine month period ended September 30, 1998. Interest paid and received amounted to $20,066,000 during the nine month period ended September 30, 1997. Interest receivable and payable with respect to the notes are included on the accompanying balance sheet at September 30, 1998 in noncurrent assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court. As a result of the Chapter 11 filing, any claim for post-petition interest is unenforceable unless otherwise ordered by the

                            GB PROPERTY FUNDING CORP.
           (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Bankruptcy Court. Accordingly, GB Property Funding has ceased the accrual of interest income as of the date of the Chapter 11 filing.

(3) INCOME TAXES

     As part of the Second Settlement Agreement, GB Property Funding is included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996.

(4) LITIGATION

     On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and
J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively.

                            GB HOLDINGS, INC. AND SUBSIDIARIES
            (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                          ASSETS

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1998             1997
                                                          -------------    -------------
Current Assets:
   Cash and cash equivalents                              $  24,825,000    $  13,871,000
   Accounts receivable, net of allowances
     of $12,882,000 and $14,955,000, respectively             7,922,000        7,794,000
   Inventories                                                3,291,000        3,372,000
   Due from affiliate                                           385,000          258,000
   Refundable deposits and other current assets               4,022,000        2,793,000
                                                          -------------    -------------

     Total current assets                                    40,445,000       28,088,000
                                                          -------------    -------------

Property and Equipment:
   Land                                                      38,929,000       38,093,000
   Buildings and improvements                               185,508,000      185,508,000
   Operating equipment                                       98,069,000       94,501,000
   Construction in progress                                   3,165,000        2,433,000
                                                          -------------    -------------

                                                            325,671,000      320,535,000
   Less - accumulated depreciation and
     amortization                                          (179,797,000)    (172,819,000)
                                                          -------------    -------------

   Net property and equipment                               145,874,000      147,716,000
                                                          -------------    -------------

Other Assets:
   Obligatory investments                                     9,159,000        7,910,000
   Other assets                                               6,342,000        4,014,000
                                                          -------------    -------------

     Total other assets                                      15,501,000       11,924,000
                                                          -------------    -------------

                                                          $ 201,820,000    $ 187,728,000
                                                          =============    =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              GB HOLDINGS, INC. AND SUBSIDIARIES
              (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)

                            LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1998             1997
                                                              -------------    -------------
Current Liabilities Not Subject to Compromise:
   Current maturities of long-term debt                       $      72,000    $      14,000
   Accounts payable                                               4,630,000        6,366,000
   Accrued liabilities -
     Salaries and wages                                           4,440,000        4,824,000
     Reorganization costs                                         2,131,000          152,000
     Interest                                                          --              4,000
     Insurance                                                      834,000        2,984,000
     Other                                                        6,464,000        6,358,000
   Due to affiliates                                              1,112,000          456,000
   Other current liabilities                                      3,160,000        3,959,000
                                                              -------------    -------------

     Total current liabilities                                   22,843,000       25,117,000
                                                              -------------    -------------

Liabilities Subject to Compromise (Note 4)                      218,685,000             --
                                                              -------------    -------------

Accrued Interest Payable                                               --          9,152,000
                                                              -------------    -------------

Long-Term Debt                                                      937,000      192,918,000
                                                              -------------    -------------

Other Noncurrent Liabilities                                      1,234,000        1,187,000
                                                              -------------    -------------

Due to Affiliates                                                      --         17,954,000
                                                              -------------    -------------

Commitments and Contingencies

Shareholder's Deficit:
   Common stock, $1.00 par value per share;
     1,000 shares authorized and
     outstanding                                                      1,000            1,000
   Additional paid-in capital                                    27,946,000       18,438,000
   Accumulated deficit                                          (69,826,000)     (77,039,000)
                                                              -------------    -------------

     Total shareholder's deficit                                (41,879,000)     (58,600,000)
                                                              -------------    -------------

                                                              $ 201,820,000    $ 187,728,000
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

                           GB HOLDINGS, INC. AND SUBSIDIARIES
            (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          ----------------------------
                                                             1998            1997
                                                          ------------    ------------
Revenues:
   Casino                                                 $ 60,995,000    $ 63,272,000
   Rooms                                                     2,606,000       2,713,000
   Food and beverage                                         7,142,000       9,043,000
   Other                                                       892,000       1,175,000
                                                          ------------    ------------

                                                            71,635,000      76,203,000
   Less - promotional allowances                            (5,800,000)     (6,962,000)
                                                          ------------    ------------

     Net revenues                                           65,835,000      69,241,000
                                                          ------------    ------------

Expenses:
   Casino                                                   50,723,000      52,384,000
   Rooms                                                       779,000         630,000
   Food and beverage                                         2,786,000       3,105,000
   Other                                                       796,000         908,000
   General and administrative                                2,992,000       4,813,000
   Depreciation and amortization                             2,760,000       3,350,000
                                                          ------------    ------------

     Total expenses                                         60,836,000      65,190,000
                                                          ------------    ------------

Income from operations                                       4,999,000       4,051,000
                                                          ------------    ------------

Non-operating income (expense):
   Interest income                                             134,000         394,000
   Interest expense (contractual interest
     of $5,524,000 in 1998)                                    (14,000)     (5,802,000)
   Gain on disposal of assets                                     --            22,000
                                                          ------------    ------------

     Total non-operating income (expense), net                 120,000      (5,386,000)
                                                          ------------    ------------

Income (loss) before income taxes, extraordinary and
   other items                                               5,119,000      (1,335,000)
   Income tax provision                                           --              --
                                                          ------------    ------------

Income (loss) before extraordinary and other items           5,119,000      (1,335,000)
   Reorganization and other related costs                   (1,159,000)           --
                                                          ------------    ------------


Net income (loss)                                         $  3,960,000    $ (1,335,000)
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

                                 GB HOLDINGS, INC. AND SUBSIDIARIES
                 (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ------------------------------
                                                                        1998             1997
                                                                    -------------    -------------
Revenues:
   Casino                                                           $ 166,513,000    $ 183,425,000
   Rooms                                                                6,968,000        7,405,000
   Food and beverage                                                   18,937,000       25,420,000
   Other                                                                2,740,000        3,087,000
                                                                    -------------    -------------

                                                                      195,158,000      219,337,000
   Less - promotional allowances                                      (15,257,000)     (19,418,000)
                                                                    -------------    -------------

     Net revenues                                                     179,901,000      199,919,000
                                                                    -------------    -------------

Expenses:
   Casino                                                             138,737,000      152,789,000
   Rooms                                                                2,441,000        1,897,000
   Food and beverage                                                    7,592,000        8,325,000
   Other                                                                1,814,000        2,053,000
   General and administrative                                          10,107,000       14,126,000
   Depreciation and amortization                                        8,585,000       10,883,000
                                                                    -------------    -------------

     Total expenses                                                   169,276,000      190,073,000
                                                                    -------------    -------------

Income from operations                                                 10,625,000        9,846,000
                                                                    -------------    -------------

Non-operating income (expense):
   Interest income                                                        843,000        1,219,000
   Interest expense (contractual interest of $16,577,000 in 1998)        (293,000)     (17,458,000)
   Gain on disposal of assets                                              28,000           46,000
                                                                    -------------    -------------

     Total non-operating income (expense), net                            578,000      (16,193,000)
                                                                    -------------    -------------

Income (loss) before income taxes, extraordinary and other items       11,203,000       (6,347,000)
   Income tax provision                                                      --               --
                                                                    -------------    -------------

Income (loss) before extraordinary and other items                     11,203,000       (6,347,000)
   Reorganization and other related costs                              (3,990,000)            --
                                                                    -------------    -------------

Income (loss) before extraordinary item                                 7,213,000       (6,347,000)
   Gain on early extinguishment of debt                                      --            310,000
                                                                    -------------    -------------

Net income (loss)                                                   $   7,213,000    $  (6,037,000)
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



                                GB HOLDINGS, INC. AND SUBSIDIARIES
                 (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                $  7,213,000    $ (6,037,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary item                                                     --          (310,000)
     Write-off reorganization-related costs                              942,000            --
     Depreciation and amortization                                     8,585,000      10,883,000
     Gain on disposal of assets                                          (28,000)        (46,000)
     Provision for doubtful accounts                                   1,251,000       2,265,000
      Increase in accounts receivable                                 (1,379,000)     (1,351,000)
     Increase (decrease) in accounts payable and accrued expenses      5,487,000      (3,497,000)
     Net change in other current assets and liabilities               (1,461,000)     (2,912,000)
     Net change in other noncurrent assets and liabilities            (2,300,000)       (693,000)
                                                                    ------------    ------------

       Net cash provided by (used in) operating activities            18,310,000      (1,698,000)
                                                                    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (5,216,000)     (1,917,000)
   Purchase of Lieber Check Cashing (net of cash acquired)              (245,000)           --
   Proceeds from disposal of assets                                       28,000          46,000
   Obligatory investments                                             (1,881,000)     (2,089,000)
                                                                    ------------    ------------

      Net cash used in investing activities                           (7,314,000)     (3,960,000)
                                                                    ------------    ------------

FINANCING ACTIVITIES:
   Repayments on credit facilities                                          --        (2,000,000)
   Borrowings from affiliates                                               --         6,500,000
   Repayments of long-term debt                                          (42,000)     (2,133,000)
                                                                    ------------    ------------

     Net cash (used in) provided by financing activities                 (42,000)      2,367,000
                                                                    ------------    ------------

     Net increase in cash and cash equivalents                        10,954,000      (3,291,000)
       Cash and cash equivalents at beginning of period               13,871,000      15,624,000
                                                                    ------------    ------------

       Cash and cash equivalents at end of period                   $ 24,825,000    $ 12,333,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(1) ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     GB Holdings, Inc. ("Holdings") is a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation. PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 3). Holdings has no operating activities and its only significant asset is its investment in GBHC. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principle street running parallel and closest to the boardwalk in Atlantic City, New Jersey (see Note 8). The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC, GB Property Funding, and as of September 2, 1998, Lieber. All significant intercompany balances and transactions have been eliminated.

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

     The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 4). Holdings has experienced significant losses over the last two years and has a net capital deficiency of $41,879,000 at September 30, 1998. On January 5, 1998, Holdings, GBHC and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. Management is in the process of seeking sponsor(s) for a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Casino Commission ("the Casino Commission"). In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern.

     New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, as such, no further fees will be paid under either the Management Agreement or the Settlement Agreement (see
Note 6).

     On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, reached an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and December 31, 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC Group by December 31, 1998. The agreement also resulted in the noncash settlement of certain outstanding intercompany transactions, (see Note 9) and the transfer of the membership interests in Lieber and the assignment of the agreement for the Option Parcels to Lieber (see Note 8 ). See also Notes 6 and 7 below.

     GBHC is self insured for a portion of its general liability, and certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, GBHC's ultimate liability may differ from the amounts accrued.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     As discussed above, GBHC filed for protection under the Bankruptcy Code and management is currently seeking sponsor(s) for a plan of reorganization. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place at the confirmation date of a plan of reorganization approved by the Bankruptcy Court.

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. Holdings has adopted the provisions of SFAS 130. However, SFAS 130 provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. Holdings has no such other comprehensive income items for any period presented. Accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(2) SHORT-TERM CREDIT FACILITIES

     GBHC had a bank line of credit which was guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings and the line of credit was canceled.

(3) LONG-TERM DEBT AND PLEDGE OF ASSETS

     Subject to certain exceptions in the Security Agreement, substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. GBHC filed a motion in the Bankruptcy Court, seeking to use "Cash Collateral", as defined by 11 U.S.C. SS.363. By opinion filed April 3, 1998 (the "Opinion"), the Bankruptcy Court granted GBHC the right to use "Cash Collateral" subject to providing certain adequate protection in favor of its Indenture Trustee and concluded, among other things, that the Indenture Trustee did not have a perfected security interest in GBHC's deposit accounts or cash generated from casino revenues. An order was entered in conformity with the Opinion dated May 5, 1998. The Indenture Trustee took an appeal of the order to the United States District Court for the District of New Jersey where the matter is now pending. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997
                                               -------------    -------------

10 7/8% first mortgage notes, due 2004 (a)     $ 182,472,000    $ 182,500,000
14 5/8% affiliate loan, due 2005 (b)              10,000,000       10,000,000
Lieber Mortgage (c)                                  587,000             --
Other                                                422,000          432,000
                                               -------------    -------------

    Total indebtedness                           193,481,000      192,932,000
Less - current maturities                            (72,000)         (14,000)
Less - debt subject to compromise (Note 4)      (192,472,000)            --
                                               -------------    -------------

    Total long-term debt                       $     937,000    $ 192,918,000
                                               =============    =============

-------------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "First Mortgage Notes"). Interest on the First Mortgage Notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount during May 1997, which it used during June 1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due in January and July 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

     The Indenture for the First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, to consolidate or to sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. During the currrent period, $28,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment.

(b) On February 17, 1994, GBHC issued a $10,000,000 promissory note to an affiliate, which is subordinated to the First Mortgage Notes (the "PRT Subordinated Note"). The PRT Subordinated Note is due on February 17, 2005 and bears interest at the rate of 14 5/8% per annum, which is payable semiannually commencing August 17, 1994, and payment is subject to certain conditions including the maintenance of average daily cash balances required by the indenture for the First Mortgage Notes. As a result of such payment restrictions, interest has been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires approval of the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

(c) On September 2, 1998, and as part of the Second Settlement Agreement GBHC acquired Lieber (see Note 8) which owns the Lieber Parcel subject to the outstanding mortgage indebtedness of $587,000. The note is due July, 2001 and bears interest at the rate of 7% per annum. Principal and interest are paid monthly.

     As a result of the Chapter 11 filing, principal payments with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a plan of reorganization, which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note are included in liabilities subject to compromise and in long-term debt on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997, respectively. Scheduled payments of long-term debt as of September 30, 1998, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

               1998 (three months)                     $    17,000
               1999                                         73,000
               2000                                         80,000
               2001                                        468,000
               2002                                         19,000
               Thereafter                                  352,000
                                                       -----------

                  Total                                $ 1,009,000
                                                       ===========

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Interest paid amounted to $35,000 and $20,121,000, respectively, during the nine month periods ended September 30, 1998 and 1997. At December 31, 1997, accrued interest on the First Mortgage Notes in the amount of $9,152,000 is presented as noncurrent accrued interest payable on the accompanying consolidated balance sheet.

(4) LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following at September 30, 1998:

         Accounts payable and accrued liabilities      $   7,887,000
         First Mortgage Notes (Note 3)                   182,472,000
         PRT Subordinated Note (Note 3)                   10,000,000
         Borrowings from affiliate (Note 6)                5,000,000
         Accrued interest (Note 6)                        12,855,000
         Due to affiliates                                   471,000
                                                       -------------

           Total                                       $ 218,685,000
                                                       =============

(5) INCOME TAXES

     As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off").

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses. Holdings made no federal or state income tax payments during the nine month periods ended September 30, 1998 and 1997.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes, and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of, and adjustments to, the carrying value of certain investment obligations and for other accruals.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     At September 30, 1998, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the consequences of the proposed deconsolidation as of December 31, 1998 and to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 1998.

     As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of additional paid-in capital in the amount of $9,508,000 on the accompanying consolidated balance sheet at September 30, 1998.

     Sales or purchases of Holdings' common stock could cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of Holdings to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings, or court decisions may also effect Holdings' future utilization of its loss carryforwards.

     Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings' was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of Holdings. In addition, HCC has reported that it may be required to file an amended federal tax return for calender year 1996 and that it may experience a material increase in income tax liability as a result of the Spin Off. However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due, without contribution from the Debtors, that is attributable to the Spin Off.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(6) TRANSACTIONS WITH RELATED PARTIES

     Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until decision on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possesses a disputed claim for prepetition management fees.

     Fees under the Management Agreement and the Settlement Agreement are included in general and administrative expenses on the accompanying consolidated financial statements and amounted to $479,000 and $1,630,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $2,388,000 and $4,432,000, respectively, during the nine month periods ended September 30, 1998 and 1997. Amounts payable under the Settlement Agreement to NJMI and included in due to affiliates on the accompanying consolidated balance sheet at September 30, 1998 amounted to $211,000. Fees payable under the Management Agreement of $34,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 1997 and are subject to defenses and offsets reserved under the Second Settlement Agreement. Fees payable under the Management Agreement of $145,000 are included in liabilities subject to compromise on the accompanying consolidated balance sheet at September 30, 1998, and an additional $22,000 is included in due to affiliates at September 30, 1998 and are subject to the defenses and offsets reserved under the Second Settlement Agreement.

     GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $78,000 and $82,000,

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


respectively, for the three month periods ended September 30, 1998 and 1997 and $209,000 and $222,000, respectively, during the nine month periods ended September 30, 1998 and 1997. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name.

     An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at both September 30, 1998 and December 31, 1997, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $4,680,000 and $3,978,000 at September 30, 1998 and December 31, 1997, respectively, are fully reserved as collection of the receivables is uncertain.

     During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which it then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. Interest accrued on such loan amounted to $1,496,000 at December 31, 1997 and is included in noncurrent amounts due to affiliates on the accompanying consolidated balance sheets. As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. This loan to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of additional paid-in capital in the amount of $9,508,000 on the accompanying consolidated balance sheet at September 30, 1998.

     GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). At September 30, 1998 and December 31, 1997, interest accrued on the PCC Subordinated Note amounted to $728,000 and $720,000, respectively, and is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires approval by the Bankruptcy Court and approval by the Casino Commission.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

     Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                        -------------------------------    -------------------------------
                                             1998            1997                1998            1997
                                        ---------------   -------------    -------------     -------------
Net Borrowings/(Advances)               $       -         $     230,000    $      20,000     $     640,000
PRT Subordinated Note (Note 3)                  -               366,000           16,000         1,097,000

     Interest accrued on the PRT Subordinated Note (Note 3) of $2,754,000 and $2,738,000, respectively, is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997.

     Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the agreement for the Option Parcels to be assigned to Lieber. The acquisition of the agreement for the Option Parcels requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This amount is included in Due to Affiliates in the accompanying consolidated balance sheets at September 30, 1998.

     GBHC performs certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoices those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the GBHC's business. Such affiliate transactions are summarized below:

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                        -------------------------------    -------------------------------
                                             1998            1997                1998            1997
                                        -------------     -------------    -------------     -------------
Billings to affiliates                  $      61,000     $     200,000    $     199,000     $     858,000
Charges from affiliates                      (172,000)         (177,000)        (579,000)         (907,000)

(7) LITIGATION

     On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively.

     On May 22, 1998, GBHC filed the Rejection Motion with the Bankruptcy Court. The Management Agreement was suspended as a result of the Settlement Agreement and was replaced with a services agreement until the decision on the Rejection Motion. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court granted the Rejection Motion (see Note 1).

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC, in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (collectively, the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also sought to enjoin the Defendants from using the NOL's of the Debtors (see
Note 5). Effective September 2, 1998, the parties entered into the Second Settlement Agreement resolving, among other things, the Action. Under the Second Settlement Agreement, among other things, GBHC agreed to be included in the consolidated income tax return of GBCC for the years ended December 31, 1997 and December 31, 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for Federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. The agreement also resulted in the noncash settlement of certain outstanding intercompany transactions (see
Note 9), and the transfer of the membership interests in Lieber to GBHC and the assignment of the agreement for the Option Parcels to Lieber (see Note 8). The Second Settlement Agreement also resulted in the dismissal of all applications in the Bankruptcy Court related to the Action. The Debtors and the Defendants also entered into mutual and general releases subject to certain exceptions described in the Second Settlement Agreement.

     GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of Holdings and GBHC. The

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(8) ACQUISITION OF LIEBER CHECK CASHING AND THE AGREEMENT FOR THE OPTION PARCELS

     Effective September 2, 1998, and as part of the Second Settlement Agreement (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the agreement for the Option Parcels from another affiliate of GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the owner of the Option Parcels to extend the closing under the agreement for the Option Parcels to September 30, 1999. The Lieber Parcel is subject to a mortgage in the amount of $587,000 ( see Note 3). The assets, liabilities, and results of operations of Leiber at the date of acquisition are not material to the consolidated financial statements. Accordingly, pro forma financial information has not been provided. These transactions were accounted for by the purchase method of accounting, and, as such, the accompanying consolidated financial statements include results of operations of Lieber as of September 2, 1998.

(9) SUPPLEMENTAL CASH FLOW INFORMATION

     As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of additional paid-in capital in the amount of $9,508,000 on the accompayning consolidated balance sheet at September 30, 1998. The effects of this settlement have been excluded from the accompanying statement of cash flows as noncash transactions.

(10) RECLASSIFICATIONS

     Certain reclassifications were made to operating expenses as originally set forth in the consolidated statement of operations for the three month period ended March 31, 1998 to conform to the September 30, 1998 financial statement presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

     Holdings owns GBHC which owns the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and to fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. However, over time, the competitive position of the Sands was impaired, which was due, in part, to insufficient capital expenditures. As a result, and due to adverse weather in the first quarter of 1996, declines in hold percentages in 1996, and increased marketing expenses in 1996 on an industry wide basis, cash flow decreased significantly in 1996 and improved in 1997, but remained significantly below historical levels. These declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the First Mortgage Notes.

     GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions seeking protection under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     As a result of the filings, GBHC has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The capital expenditure program in the amount of approximately $13.6 million was approved in March, 1998. The renovations of the hotel suites has commenced and GBHC expects to complete the renovation of the hotel suites in 1998 except for three supersuites which GBHC expects to complete in 1999 and expects to substantially complete the renovation of the non-suite hotel rooms in 1999. The replacement and upgrading of slot machines has commenced and is expected to be completed by or about the first quarter of 1999. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by the Bankruptcy Court in accordance with the Bankruptcy code or accepted by the Casino Commission

   OPERATING ACTIVITIES

     At September 30, 1998, GBHC had cash and cash equivalents of $24.8 million. During the nine month period ended September 30, 1998, net cash provided by operating activities was $20.6 million compared with net cash used in operations of $1.7 million during the comparable 1997 period. The 1997 period includes the payment of $20.1 million in interest; the payment of such interest was suspended in 1998 by the Chapter 11 filing. GBHC utilized cash from operations, in part, during the first nine months of 1998 to fund capital additions totaling $5.2 million, to make obligatory investments of $1.9 million, and to purchase Lieber for $251,000 and the rights under the agreement for the Option Parcels for $1.3 million and $1 million to extend the closing on the Option Parcels (see Note 8).

   FINANCING ACTIVITIES

     Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the PRT Subordinated Note, which are subject to reorganization, total scheduled maturities of long-term debt during the remainder of 1998 are $17,000.

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. During the current period, $28,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   INVESTING ACTIVITIES

     Effective September 2, 1998, and as part of the Second Settlement Agreement (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the owner of the Option Parcels to extend the closing under the agreement for the Option Parcels to September 30, 1999. The Lieber Parcel is subject to a mortgage in the amount of $587,000 (see Note 3).

     Capital expenditures at the Sands during the nine month period ended September 30, 1998 amounted to $5.2 million and management anticipates capital expenditures during the remainder of 1998 will be approximately $ 5.6 million. In addition to capital expenditures in the ordinary course of business totaling approximately $2.9 million, capital expenditures during 1998 include approximately $7.9 million of a $13.6 million, two-year capital expenditure program approved by the Bankruptcy Court. Such plan consists of approximately $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1998 totaled $1.9 million and are anticipated to be approximately $753,000 during the remainder of 1998.

   SUMMARY

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. Management is in the process of seeking sponsor(s) for a reorganization plan which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. As a result of the filing, the debt service payments due in January 1998 and July 1998 were not made and the accrual of interest on the First Mortgage Notes and on the Subordinated Notes for periods subsequent to the filing has been suspended.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

   GENERAL

     The Sands earned income from operations of $5.0 million and $10.6 million, respectively, during the three and nine month periods ended September 30, 1998 compared to income from operations of $4.1 million and $9.8 million, respectively, reported for the three and nine month periods ended September 30, 1997. Operating results during the third quarter of 1998 were positively impacted by higher table game hold percentages; such percentages directly impact casino revenues. The declines in casino revenues were offset by operating efficiencies, by management's ongoing efforts to discontinue certain marginally effective marketing programs, and by the cessation of payment of the management fee. Although net revenues declined for the three and nine month periods ended September 30, 1998 to $65.8 million and $179.9 million, respectively, from $69.2 million and $199.9 million, respectively, during the corresponding 1997 periods, operating expenses also decreased significantly by $4.4 million (6.7%) and $20.8 million (10.9%), respectively. Such operating expense decreases are due to reductions in salaries and related benefits costs of $1 million (4.1%) and $4.8 million (6.9%) for the three and nine month periods, respectively, and marketing and advertising costs of $1.2 million (6.5%) and $6.7 million (13.2%), respectively, resulting from management's efforts to control costs while maintaining positive gross operating profit. Management fee expense decreased $1.2 million (70.6%) and $2 million (46.1%) for the three and nine month periods, respectively, as a result of the filing and granting of the Rejection Motion. The negative publicity surrounding the Sands' filing for bankruptcy protection on January 5, 1998 could also have affected its operating results for the 1998 periods.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                      -----------------------------------    -----------------------------------
                                           1998                1997                1998                1997
                                      ---------------     ---------------    ----------------    ---------------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
   Slot machines                      $        43,981     $        42,726    $        116,580    $       122,096
   Table games                                 16,223              19,764              47,750             58,920
   Other (1)                                      791                 782               2,183              2,409
                                      ---------------     ---------------    ----------------    ---------------

     Total                            $        60,995     $        63,272    $        166,513    $       183,425
                                      ===============     ===============    ================    ===============

SLOT MACHINES:
   Gross Wagering (Handle) (2)        $       552,164     $       526,470    $      1,443,208    $     1,486,379
                                      ===============     ===============    ================    ===============

   Hold Percentages: (3, 4)
     Sands                                       8.0%                8.1%                8.1%               8.2%
     Atlantic City                               8.5%                8.4%                8.4%               8.4%

TABLE GAMES:
   Gross Wagering (Drop) (2)          $       115,511     $       143,483    $        318,790    $       406,116
                                      ===============     ===============    ================    ===============

   Hold Percentages: (3, 4)
     Sands                                      14.0%               13.8%               14.9%              14.5%
     Atlantic City                              15.6%               14.6%               15.3%              15.0%

----------------

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

     Slot machine handle increased $25.7 million (4.9%) and decreased $43.2 million (2.9%), respectively, during the three and nine month periods ended September 30, 1998 compared with the same periods of 1997. The Sands' change in slot machine handle compare with increases of 3.4% and 4.3%, respectively, in handle for all other Atlantic City casinos during the same time periods. As a result, the Sands' slot machine market share (expressed as a percentage of the Atlantic City industry aggregate slot machine handle) increased to 5.9% from 5.8% during the three month period ended September 30, 1998 as compared to the same period in 1997, and decreased to 5.6% from 6.0%, during the nine month period ended September 30, 1998 as compared to the same period in 1997. Gaming space and the number of slot machines have decreased slightly at the Sands since the third quarter of 1997. Expansions of other Atlantic City casinos resulted in an increase of approximately 85,000 square feet of gaming space and 1,900 additional slot machines at September 30, 1998 compared to September 30, 1997. While the number of slot machines has decreased slightly at the Sands, during the third quarter of 1998 older slot machines were replaced with new and more popular machines which has contributed to the increase in handle during the third quarter of 1998. This has slightly offset the below industry wide performance in handle experienced by the Sands for the nine month period as a result of competitive pressures resulting from casino expansions and related marketing campaigns at other properties. As a result of such competitive pressures, the Sands has experienced a significant decrease (20.4%) in the number of bus passengers, a market segment which historically plays slot machines.

     Table game drop at the Sands declined $28 million (19.5%) and $87.3 million (21.5%), respectively, during the three and nine month periods ended September 30, 1998 compared with the same periods of 1997. The Sands' decreases compare to slight increases of less than 1% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share decreased to 5.5% during the three and nine month periods ended September 30, 1998 from 6.8% and 7.0%, respectively, during the same periods of 1997. The Sands' table game drop decreases are attributable to declines in patron volume from the rated segment. The decline in table game drop also reflects management's efforts to discontinue certain marginally effective promotional activities directed toward less profitable market segments. Other factors contributing to the decreases in table game drop include a 13% decrease in the number of table games at the Sands as well as additional competitive pressures resulting from the offering of special odds for various table games and competitive pressures on specific market segments by other Atlantic City casinos.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $2.3 million (3.6%) and $16.9 million (9.2%), respectively, for the three and nine month periods ended September 30, 1998 compared with the same periods of 1997. Decreases in table game wagering and slightly lower slot machine hold percentages were partially offset by an increase in slot wagering for the three month period and by the overall improvement in the table game hold percentage to 14.9% from 14.5% for the nine month period.

     Rooms revenue decreased $107,000 (3.9%) and $437,000 (5.9%), respectively, during the three and nine month periods ended September 30, 1998 compared with the same periods in 1997. Such decreases were primarily due to decreases in occupancy levels partially offset by increases in the average daily rate charged on rooms. Food and beverage revenues decreased $1.9 million (21%) and $6.5 million (25.5%), respectively, during the three and nine month periods ended September 30, 1998 compared with the prior year periods as a result of reduced patron volume reflecting the curtailment in food and beverage-related promotional programs. Other revenues decreased $283,000 (24.1%) and $347,000 (11.2%), respectively, during the three and nine month periods ended September 30, 1998 compared to the prior year periods as a result of a decrease in theater entertainment revenue.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances increased to 54.5% during the three month period ended September 30, 1998 from 53.8%, during the same period of 1997. Such allowances decreased to 53.3% from 54.1% during the nine month period ended September 30, 1998. The overall year to year decrease is primarily attributable to reductions in certain marketing programs and other promotional activities.

   DEPARTMENTAL EXPENSES

     Casino expenses at the Sands decreased $1.7 million (3.2%) and $14.1 million (9.2%), respectively, during the three and nine month periods ended September 30, 1998 compared with the same 1997 periods reflecting the respective 3.6% and 9.2% decreases in casino revenues during the corresponding periods. Such decreases also reflect management's ongoing efforts to create operating efficiencies as well as a reduction in the allocation of rooms, food and beverage and other expenses to casino expense due to the aforementioned reduction in promotional allowances.

     Rooms expense increased $149,000 (23.7%) and $544,000 (28.7%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997. The increases result from a lower percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. Such increases have been partially offset by reduced costs associated with lower occupancy rates. Food and beverage expense decreased $319,000 (10.3%) and

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$733,000 (8.8%), respectively, during the three and nine month periods ended September 30, 1998 compared with the same periods of 1997. The decreases result from reductions in payroll, operating costs and promotional expenses during the third quarter in response to declines in patron volume. Such cost savings have been partially offset by fewer costs being allocated to the casino department due to reduced usage of food complementaries. Other expenses decreased $112,000 (12.3%) and $239,000 (11.6%), respectively, during the three and nine month period ended September 30, 1998 compared to the 1997 period due to cost savings with respect to theater entertainment.

   GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $1.8 million (37.8%) and $4 million (28.5%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997. Management fee expenses, including service fees under the Settlement Agreement, incurred by the Sands decreased by $1.2 million (70.6%) and $2.4 million (46%), respectively, during the three and nine month periods during 1998 compared to the prior year periods as a result of a renegotiation and subsequent rejection of such fees due to the Chapter 11 filings. The remaining decreases reflect reductions in payroll and related benefits and in equipment rentals, all of which have resulted from management's ongoing efforts to create operating efficiencies.

   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased by $590,000 (17.6%) and $2.3 million (21.2%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997 as a significant portion of assets acquired with respect to the Sands' expansion in 1994 became fully depreciated. Also, amortization of loan fees has decreased during 1998 as a result of such fees being written off at December 31, 1997 due to the bankruptcy filings.

   INTEREST

     Interest income decreased $260,000 (66%) and $376,000 (30.9%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods during 1997. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is reflected on the accompanying consolidated financial statements as a reduction to reorganization costs.

     Interest expense decreased $5.8 million (99.8%) and $17.2 million (98.3%), respectively, during the three and nine months ended September 30, 1998 compared to the same periods of the prior year. As discussed in Notes 3 and 6 to Holdings' consolidated financial statements, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 5, 1998. As a result, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and other affiliate advances for periods subsequent to the filing has been suspended. Had the accrual of such interest expense not been suspended, interest expense for the three and nine month periods ended September 30, 1998 would have been $5.5 million and $16.6 million, respectively.

   INCOME TAX BENEFIT

     As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC, the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996

     At September 30, 1998, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the consequences of the proposed deconsolidation as of December 31, 1998 and to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 1998.

     As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of additional paid-in capital in the amount of $9,508,000 on the accompanying consolidated balance sheet at September 30, 1998.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   REORGANIZATION AND OTHER RELATED COSTS

     Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements and other administrative costs. Also, costs in the amount of $942,000 associated with a planned re-theming of the Sands were expensed during the second and third quarters of 1998. Due to the reorganization proceedings discussed above, this project has been abandoned. As noted previously, interest income on cash accumulated during the reorganization is reflected as a reduction to reorganization and other related costs ($190,000 and $ 434,000, respectively, for the three and nine months ended September 30, 1998).

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

     Management has initiated a program to prepare the Sands' computer systems and applications for the year 2000. The costs of testing and conversion are not expected to be material. Management expects the Sands' 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of other companies on whose systems the Sands relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Sands' systems.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. (See Note 7).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15, 1998 and July 15, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. Through November 13, 1998, $67,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment. The accrual of interest on the First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $26,407,000 as of November 13, 1998.

ITEM 6.(A) - EXHIBITS

10.1 Settlement Agreement dated as of September 2, 1998 by and among Greate Bay Hotel and Casino, Inc., GB Holdings, Inc., GB Property Funding Corp., on one side, and Greate Bay Casino Corporation, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack E. Pratt, William D. Pratt, Jr., and Edward T. Pratt, Jr., and Hollywood Casino Corporation, on the other.

ITEM 6.(B) - REPORTS ON FORM 8-K

     The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        GB HOLDINGS, INC.
                                                    GB PROPERTY FUNDING CORP.
                                                   ---------------------------
                                                           Registrants

Date:    November 13, 1998             By:/s/           TIMOTHY A. EBLING
     -------------------------            --------------------------------------
                                                        Timothy A. Ebling
                                                 Executive Vice President, Chief
                                                 Financial Officer and Principal
                                                       Accounting Officer