Form 10-K
period 1998-12-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1999-04-15
CIK 912906, 906595, 912926

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                         ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to___________________________

Commission file number 33-69716
                      ----------


                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
           ----------------------------------------------------------
           (Exact name of each Registrant as specified in its CHARTER)


            DELAWARE                                            75-2502290
            DELAWARE                                            75-2502293
           NEW JERSEY                                           22-2242014
---------------------------------                          ---------------------
(States or other jurisdictions of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.'s)


        C/O SANDS HOTEL & CASINO
     INDIANA AVENUE & BRIGHTON PARK
        ATLANTIC CITY, NEW JERSEY                                       08401
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number, including area code): (609) 441-4000
                                                      --------------


           Securities registered pursuant to Section 12(b) of the Act:

          $185,000,000 PRINCIPAL
AMOUNT OF 10-7/8% FIRST MORTGAGE NOTES DUE
             JANUARY 15, 2004
------------------------------------------- ------------------------------------
            Title of each class             Name of exchange on which registered


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ---    ---


     As of April 12, 1999, 1,000 shares of Common Stock of GB Holdings, Inc., $1.00 par value, were outstanding, 79% of which was held by Pratt Casino Corporation and 21% by PBV, Inc. As of April 12, 1999, 1,000 shares of Common Stock of GB Property Funding Corp., $1.00 par value, and 100 shares of Common Stock of Greate Bay Hotel and Casino, Inc., no par value, were outstanding, all of which were held by GB Holdings, Inc.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report. NONE

                                                                PART I

ITEM 1.     BUSINESS

GENERAL
-------
     The registered securities consist of 10 7/8% First Mortgage Notes (the "First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding"). GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401 and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

     GB Property Funding is wholly owned by Holdings. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc., a newly formed entity controlled by certain stockholders of GBCC ("PBV"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ".

     GB Property Funding was organized during September, 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands.

     Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). The Option Agreement expires, by its terms, after September 30, 1999. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey.

     On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999, the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization. Management is in the process of seeking sponsor(s) for a plan of reorganization, which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission ("the Casino Commission"). In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern.

     New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement.

     On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the rights under the Option Agreement, and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, entered into an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC Group by December 31, 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV. The Second Settlement Agreement also resulted in the noncash settlement of certain outstanding intercompany transactions, the transfer of the membership interests in Lieber to GBHC, and the assignment of the Option Agreement for the Option Parcels to Lieber.

THE SANDS
---------
     For a description of the Sands' facilities, please refer to "Item 2. - Properties."

     Business Strategy. The Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking higher-value repeat patrons through its capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high- end, frequent table game and slot patrons through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron to remain competitive in this market segment.

     Generally, the Sands has three types of patrons: high-end patrons, drive-in patrons, and bus patrons. High-end patrons have gaming budgets of $5,000 or more per visit, drive-in patrons typically live within a 200 mile radius of the Sands and utilize the Sands' parking garage, and bus patrons are generally day-travelers who purchase "ticket coin packages" which include bus transportation to and from the casino and a specified amount of coins to use in the casino.

     In implementing the Sands' marketing and operating strategy, the Sands uses modern casino information technology which includes table game and slot machine monitoring systems, which enable the Sands to track and rate patrons' play through the use of casino players' cards. These systems provide management with the key characteristics of patrons' play as slot machines are connected with, and information with respect to table games can be input into, its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking, and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. Such systems also allow the Sands to monitor, analyze, and control the granting of gaming credit, promotional expenses, and other marketing costs.

     Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program, and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

     The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to directly market to these patrons in an attempt to convert them into repeat patrons.

     COMPETITION. The Sands faces intense competition from the 11 other existing Atlantic City casinos. According to reports of the Casino Commission, the twelve Atlantic City casinos currently offer approximately 1.2 million square feet of gaming space. Bally's Park Place opened a new parking and bus facility in 1998 adjoining Pacific Avenue and opened its "Wild West Casino" in 1997. Caesars' Atlantic City has constructed a new entrance to its facility, on Pacific Avenue, added additional casino space, and a new hotel tower in 1998. In addition, several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts and Boyd Gaming have announced plans for a resort complex consisting of a casino, a hotel, several theaters and an upscale shopping concourse at a site located in the Marina District. The anticipated opening of this project is early 2002. Construction has commenced on a tunnel project connecting the Atlantic City Expressway with the Marina District. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses.

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

     In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking spaces, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes that in prior years its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. However, many of its competitors have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC and, as a result, the Sands' facilities and amenities have fallen behind many of the other casinos. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The capital expenditure program in the amount of approximately $13.6 million was approved in March, 1998. The renovations of the hotel suites has commenced and GBHC expects to complete the renovation in 2000. Replacement and upgrading of slot machines has commenced and is expected to be completed by the first half of 1999. In addition, the lack of access to Pacific Avenue has hampered the Sands' efforts to expand its "drive-in" patron base. Closing under the Option Agreement, which is subject to Bankruptcy Court approval, will assist the Sands in expanding this "drive-in" market.

     Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey, and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, slot machines are allowed at race tracks in the State of Delaware. As discussed above, the Sands' is currently in the process of upgrading slot machines with the purchase of 700 machines as allowed by the Bankruptcy Court approved capital expenditure program.

     INDUSTRY DEVELOPMENTS. A number of significant changes to the regulations governing the casino industry have been approved by New Jersey regulators in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to stimulate industry growth. Partly as a result of such regulatory changes, revenues have shown small, but steady increases from $3.8 billion in 1996 to $3.9 billion in 1997 and to $4.0 billion in 1998.

     Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot, and through more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has slightly outpaced table game revenue growth in recent years and for 1998 slot win accounted for nearly 70% of total

Atlantic City gaming win. Table games remain important, however, to a select segment of gaming patrons, and to gaming ambience and a varied gaming experience.

     CASINO CREDIT. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1998, gaming credit extended to Sands' customers accounted for approximately 23% of overall table game wagering, and table game wagering accounted for approximately 18.4% of overall casino wagering during the period. At December 31, 1998, gaming receivables amounted to $18.3 million before allowances for uncollectible gaming receivables amounting to $11.8 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

     LICENSE AGREEMENT. GBCC entered into a 99-year license agreement during 1987 to use the trade name "Sands" in Atlantic City, New Jersey. GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from this license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $275,000, $290,000 and $283,000 for the years ended December 31, 1998, 1997 and 1996. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to U.S.C. SS.362(A), to send a letter to the licensor purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey.

     THE SANDS MANAGEMENT CONTRACT. Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until decision on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the Order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possesses a disputed claim for prepetition management fees.

     EMPLOYEES AND LABOR RELATIONS. In Atlantic City, all casino employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1998, there were approximately 3,000 employees at the Sands. The Sands has collective bargaining agreements with three unions that represent approximately 1,000 employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 1999. Management considers its labor relations to be good.

CASINO REGULATION
-----------------
     Casino gaming is strictly regulated in Atlantic City under the Casino Act and the regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The Casino Act and regulations affecting Atlantic City casino licensees concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

     CASINO LICENSES. The Casino Act requires that all casino owners and management contractors be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC has been issued a plenary casino license, and GBCC has been approved as a holding company of a casino licensee.

     The plenary license issued to the Sands was renewed by the Casino Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 financial projections were filed and the Sands license will be up for renewal in 2000. Terms of the current license require GBHC to comply with weekly and monthly financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates. The Casino Commission may reopen licensing hearings at any time.

     The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win ("Gross Revenue"). During the years ended December 31, 1998, 1997 and 1996, the taxes assessed by, and the license and other fees incurred by the Sands amounted to $21.5 million, $22.4 million and $23.5 million, respectively.

     The Casino Act requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

     GBHC has, from time to time, donated certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. In return, the CRDA granted GBHC waivers of certain of its Deposit obligations in future periods. GBHC made such donations during the years ended December 31, 1998, 1997 and 1996 totaling $146,000, $147,000 and $1.5 million, respectively, resulting in waivers granted by the CRDA during 1998 and 1997 totaling $74,000 and $75,000, respectively. No such waivers were granted during 1996; however, the donations were designated for projects expected to benefit the community.

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

     Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, or (ii) less than 20% of such company's overall indebtedness provided the investors owns less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above percentage criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investors will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2. PROPERTIES

     The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 73,000 square feet of gaming space containing approximately 2,008 slot machines and approximately 99 table games; a hotel with 532 rooms (including 59 suites); six restaurants; two cocktail lounges; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,750 vehicles. Effective September 2, 1998, GBHC acquired the membership interests in Lieber, a New Jersey limited liability company which owns the Lieber Parcel adjacent to GBHC and GBHC acquired and caused the Option Agreement on the Option Parcels to be assigned to Lieber. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. In addition, a nearby building in Atlantic City that houses an auto shop facility and a warehouse in Mystic Island, New Jersey also support the Sands' operations. In March of 1998, GBHC commenced a $13.6 million capital expenditure program which was approved by the Bankruptcy Court. This program includes the renovation of the majority of its hotel rooms and suites and the purchase of approximately 700 slot machines.

     On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of first mortgage notes due January 15, 2004. Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount during May 1997, which it used during June 1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

ITEM 3. LEGAL PROCEEDINGS

     On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and
J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999, the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization.

     On May 22, 1998, GBHC filed the Rejection Motion with the Bankruptcy Court. The Management Agreement was suspended as a result of the Settlement Agreement and was replaced with a services agreement until the decision on the Rejection Motion. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court granted the Rejection Motion.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC, in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (collectively, the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also sought to enjoin the Defendants from using the NOL's of the Debtors. Effective September 2, 1998, the parties entered into the Second Settlement Agreement resolving, among other things, the Action. Under the Second Settlement Agreement, among other things, GBHC agreed to be included in the consolidated income tax return of GBCC for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. The agreement also resulted in the noncash settlement of certain outstanding intercompany transactions, and the transfer of the membership interests in Lieber to GBHC and the assignment of the Option Agreement for the Option Parcels to Lieber. The Second Settlement Agreement also resulted in the dismissal of all applications in the Bankruptcy Court related to the Action. The Debtors and the Defendants also entered into mutual and general releases subject to certain exceptions described in the Second Settlement Agreement. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


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

     Holdings' common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares were owned by PCC until December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV.

     Neither GB Property Funding nor Holdings have paid any dividends in the past and have no plans to pay any dividends in the future. GBHC is currently restricted from the payment of dividends by the Casino Commission without prior approval.

ITEM 6. SELECTED FINANCIAL DATA

     GB PROPERTY FUNDING CORP. AND GB HOLDINGS, INC.
     -----------------------------------------------
     The following tables set forth selected financial information for GB Property Funding Corp. and GB Holdings, Inc. and are qualified in their entirety by, and should be read in conjunction with, GB Property Funding's and GB Holdings' Financial Statements and notes thereto contained elsewhere herein. The data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 have been derived from the audited financial statements of GB Property Funding and GB Holdings contained elsewhere in Item 8.


                                    GB PROPERTY FUNDING CORP.

STATEMENT OF OPERATIONS DATA:                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------
                                1998(1)        1997          1996          1995          1994
                               --------      --------      --------      --------      --------
                                                         (IN THOUSANDS)
Interest income ..........     $    221      $ 19,941      $ 20,119      $ 20,119      $ 17,548
Interest expense .........         (221)      (19,941)      (20,119)      (20,119)      (17,548)
                               --------      --------      --------      --------      --------

Net income ...............     $   --        $   --        $   --        $   --        $   --
                               ========      ========      ========      ========      ========
BALANCE SHEET DATA:                                       DECEMBER 31,
                               ----------------------------------------------------------------
                                1998(1)        1997          1996          1995          1994
                               --------      --------      --------      --------      --------
                                                         (IN THOUSANDS)
Total assets .............     $191,617      $191,653      $194,278      $194,278      $194,278
Total debt ...............      182,243       182,500       185,000       185,000       185,000
Shareholder's equity .....            1             1             1             1             1

------------

(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.


                                                        GB HOLDINGS, INC.

STATEMENT OF OPERATIONS DATA:

                                                                                  YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                             1998 (1)        1997           1996           1995          1994 (2)
                                                            ---------      ---------      ---------      ---------      ---------
                                                                                       (IN THOUSANDS)
Net revenues ..........................................     $ 237,344      $ 256,255      $ 264,761      $ 283,950      $ 275,139
                                                            ---------      ---------      ---------      ---------      ---------

Expenses:
      Departmental ....................................       202,532        215,907        235,285        223,631        215,081
      General and administrative ......................        12,497         17,409         18,486         23,021         23,439
      Depreciation and amortization ...................        12,795         14,062         19,310         19,937         18,872
                                                            ---------      ---------      ---------      ---------      ---------
        Total expenses ................................       227,824        247,378        273,081        266,589        257,392
                                                            ---------      ---------      ---------      ---------      ---------
      Income (loss) from operations ...................         9,520          8,877         (8,320)        17,361         17,747
                                                            ---------      ---------      ---------      ---------      ---------
Non-operating income (expense):
      Interest income .................................           961          1,680          1,590          1,808          2,186
      Interest expense ................................          (313)       (23,260)       (22,236)       (21,680)       (21,053)
      Gain on disposal of assets ......................           252             59             13             56             73
                                                            ---------      ---------      ---------      ---------      ---------
         Total non-operating income (expense), net ....           900        (21,521)       (20,633)       (19,816)       (18,794)
                                                            ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes, cumulative effect of
      accounting change, extraordinary and
      other items .....................................        10,420        (12,644)       (28,953)        (2,455)        (1,047)
Valuation provision on affiliate receivables ..........          --           (9,650)          --             --             --
Write off deferred financing costs ....................          --           (4,265)          --             --             --
Reorganization costs ..................................        (4,069)          (505)          --             --             --
                                                            ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes, cumulative effect of
      accounting change and extraordinary item ........         6,351        (27,064)       (28,953)        (2,455)        (1,047)
Income tax (provision) benefit ........................          --          (10,902)        (2,417)          (186)          (920)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of accounting
      change and extraordinary item ...................         6,351        (37,966)       (31,370)        (2,641)        (1,967)
Extraordinary item - early extinguishment of
      debt, net of related tax benefits ...............          --              310           --             --             --
                                                            ---------      ---------      ---------      ---------      ---------

Net income (loss) .....................................     $   6,351      $ (37,656)     $ (31,370)     $  (2,641)     $  (1,967)
                                                            =========      =========      =========      =========      =========
BALANCE SHEET DATA:
                                                                                         DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                             1998 (1)        1997           1996           1995          1994 (2)
                                                            ---------      ---------      ---------      ---------      ---------
                                                                                       (IN THOUSANDS)

Total assets ..........................................     $ 199,161      $ 187,728      $ 224,438      $ 245,558     $ 245,721
Total debt ............................................       198,234        205,932        203,942        195,453       195,463
Shareholder's (deficit) equity.........................       (42,741)       (58,600)       (20,944)        10,426        13,067

----------

(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing has been suspended.

(2) Holdings acquired GBHC on February 17, 1994. The merger was accounted for in a manner similar to a pooling of interests; accordingly, the consolidated financial statements are presented as if the accounts have always been combined. Holdings has no significant operations other than those of GBHC.

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

     GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions seeking protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999, the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization. Management is in the process of seeking sponsor(s) for a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court or approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations.

     As a result of the Chapter 11 filings, GBHC has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The capital expenditure program in the amount of approximately $13.6 million was approved in March, 1998. The renovations of the hotel suites has commenced and GBHC expects to substantially complete the renovations in early 2000. Replacement and upgrading of slot machines has commenced and is expected to be completed by the first half of 1999.

     OPERATING ACTIVITIES

     At December 31, 1998, GBHC had cash and cash equivalents of $23.8 million. GBHC generated cash flow from operations of $20.9 million for 1998 compared to $2.2 million during 1997. The 1997 period includes the payment of $20.1 million in interest; the payment of such interest was suspended in 1998 by the Chapter 11 filing. GBHC utilized cash from its operations during 1998 to meet its operating needs, to fund capital additions totaling $8.0 million, to make obligatory investments of $2.6 million, and to purchase Lieber for $251,000. The 1998 cash flow from operations also includes the purchase by GBHC of the rights under the Option Agreement for the Option Parcels for $1.3 million and $1 million to extend the closing on the Option Parcels. In the event of closing on the Option Parcels, $2.0 million is to be applied against the purchase price, or, to be forfeited as liquidated damages in the event of a failure of GBHC to close.

     FINANCING ACTIVITIES

     Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes, which are subject to reorganization, total scheduled maturities of long-term debt in 1999 are $73,000.

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. During the year ended December 31, 1998, $257,000 has been remitted to the Indenture Trustee as the proceeds on the sale of assets.

     During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from Hollywood Casino Corporation ("HCC"), the parent company of GBCC, which GBCC then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrued interest at the rate of 13-3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. These loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released.

     GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14-5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission, any setoffs and defenses available under the Bankruptcy Code and applicable law, and to the terms of a plan of reorganization, which requires approval by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

     INVESTING ACTIVITIES

     Capital expenditures at the Sands during 1998 amounted to approximately $8.0 million and management anticipates capital expenditures taking place in the ordinary course of business during 1999 will be approximately $5.0 million. In addition to capital expenditures in the ordinary course, anticipated capital expenditures during 1999 include approximately $7.4 million of a two year capital expenditure of $13.6 million approved by the Bankruptcy Court. Of this $7.4 million, it is anticipated that $4.4 million will be expended on the ongoing room and suite renovations and $3.0 million will be expended for slot machines and related equipment.

     The Sands is required by the New Jersey Casino Control Act to make certain deposits with the CRDA, a governmental agency which administers the deposits required by casino licensees under the Casino Act. Deposit requirements for 1998 totaled $2.6 million and are anticipated to be approximately $2.8 million during 1999.

     Effective September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. The Lieber Parcel is subject to a mortgage in the amount of $572,000 at December 31, 1998.

     SUMMARY

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. Management is in the process of seeking sponsor(s) for a reorganization plan which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999 the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended. Management believes that cash flows generated from operations during 1999 will be sufficient to meet its operating plan.

RESULTS OF OPERATIONS

     GENERAL

     The Sands earned income from operations of $9.5 million for the year ended December 31, 1998 compared to $8.9 million during 1997 and sustained a loss from operations of $8.3 million in 1996. Operating results during 1998 were positively impacted by higher table game hold percentages. The declines in casino revenues were offset by operating efficiencies, management's ongoing effort to discontinue certain marginally effective marketing programs, and by the cessation of payment of the management fee. Although net revenues declined during 1998 by $18.9 million (7.4%) as compared to 1997, operating expenses also decreased significantly by $19.6 million (7.9%) for the same period. Such operating expense decreases are due to reductions in salaries and related benefits costs of $5.0 million (5.5%), and marketing and advertising costs of $5.6 million (8.6%) resulting from managements efforts to control costs while maintaining positive gross operating profit. Management fee expense decreased $3.0 million (56.0%) as a result of the filing and granting of the Rejection Motion. These decreases were slightly offset by an increase of $1.4 million in additional provision for valuation allowance during 1998 for certain CRDA bond investments due to the uncertainty of their realizable value. The negative publicity surrounding the Sands filing for bankruptcy protection on January 5, 1998 could also have affected its operating results for the 1998 period. Operating results during the first nine months of 1997 were also favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results were adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February of 1996.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                           YEAR ENDED DECEMBER 31,
                                ------------------------------------------
                                   1998            1997             1996
                                ----------      ----------      ----------
                                     (IN THOUSANDS, EXCEPT PERCENTAGES)

REVENUES:
   Table games                  $   64,744      $   74,083      $   79,127
   Slot machines                   151,749         157,312         159,972
   Other (1)                         2,875           3,082           3,790
                                ----------      ----------      ----------

      Total                     $  219,368      $  234,477      $  242,889
                                ==========      ==========      ==========

TABLE GAMES:
   Gross Wagering
      (Drop) (2)                $  426,343      $  524,040      $  576,577
                                ==========      ==========      ==========

   Hold Percentages: (3, 4)
      Sands                           15.2%           14.1%           13.7%
      Atlantic City                   15.4%           15.0%           15.5%

SLOT MACHINES:
   Gross Wagering
      (Handle) (2)              $1,886,901      $1,916,350      $1,954,612
                                ==========      ==========      ==========

   Hold Percentages: (3, 4)
      Sands                            8.0%            8.2%            8.2%
      Atlantic City                    8.4%            8.4%            8.3%

----------

(1)  Consists of revenues from poker and simulcast horse racing wagering.

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines ("Handle").

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

     Slot machine handle decreased $29.4 million (1.5%) during 1998 compared with 1997 and $38.3 million (2%) during 1997 compared with 1996. The Sands' decreases compare with increases in slot machine handle of 4.7% and 2.2%, respectively, for all other Atlantic City casinos during the same periods. As a result, the Sands' market share of slot machine play ( expressed as a percentage of the Atlantic City industry aggregate slot machine handle) decreased to 5.6% in 1998 from 5.9% in 1997 and 6.1% in 1996. Gaming space and the number of slot machines have decreased slightly during 1998 at the Sands. Expansions of other Atlantic City casinos resulted in an increase of approximately 76,000 square feet of gaming space and approximately 1,670 additional slot machines at December 31, 1998 compared to December 31, 1997. While the number of slot machines has decreased slightly at the Sands during 1998, during the last half of 1998 older slot machines have been replaced with new and more popular machines as part of the Sands capital expenditure program which was approved by the Bankruptcy Court. These replacements have had a positive impact on slot machine handle; during the last six months of 1998 slot machine handle increased $39.4 million (4.1%) compared to the last six months of 1997. This increase during the last six months of 1998 could not offset the declines in slot handle experienced during the first six months of 1998 as a result of competitive pressures resulting from casino expansions and related marketing campaigns at other properties. As a result of such competitive pressures, the Sands has experienced a significant decrease (18.7%) in the number of bus passengers, a market which historically plays slot machines. The below industry wide performance experienced by the Sands during 1997 is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other casino properties which lure the "mass" segment to the new facility.

     Table game drop at the Sands declined $97.7 million (18.6%) during 1998 compared with 1997 and $52.5 million (9.1%) during 1997 compared with 1996. The Sands decreases compare with increases of 1% and 4%, respectively, in table game drop for all other Atlantic City Casinos during the same periods. As a result, the Sands table game market share decreased to 5.6% during 1998 from 6.8% during 1997 and from 7.7% during 1996. The Sands table game drop decreases during 1998 are attributable to declines in patron volume from the rated segment. This decline reflects managements efforts to discontinue certain marginally effective promotional activities directed toward less profitable market segments. During 1998, the number of table games decreased 16% at the Sands, compared with a decrease of 2.3% at all other Atlantic City casinos. Also, competitive pressures resulting from the offering of special odds for various table games and competitive pressures on specific market segments by other Atlantic City casinos have adversely effected drop for this period. The Sands decrease in table game drop during 1997 as compared to 1996 is attributable to declines in patron volume from both the rated and unrated segments. Expansions at other Atlantic City casinos resulted in an increase of approximately 92,000 square feet of gaming space and 73 tables at December 31, 1997 compared to December 31, 1996. Gaming space at the Sands remained virtually unchanged since mid 1996 and the number of tables decreased 3.1%.

     REVENUES

     Casino revenues at the Sands decreased by $15.1 million (6.4%) during 1998 compared with 1997 and by $8.4 million (3.5%) during 1997 compared with 1996. Decreases in both slot machine and table game wagering and a slight decrease in slot machine hold percentage during 1998 and 1997 were partially offset by improvements in the table game hold percentage.

     Rooms revenue decreased $491,000 (5.1%) during 1998 compared with 1997. Rooms revenue did not change significantly during 1997 compared to 1996. The decrease during 1998 is a result of decreases in occupancy levels partially offset by an increase in the average daily rate charged on rooms. Food and beverage revenues decreased $7.6 million (23%) during 1998 compared with 1997 and did not change significantly during 1997 compared with 1996. The decrease in 1998 is a result of reduced patron volume reflecting the curtailment in food and beverage related promotional programs. Other revenues decreased $356,000 (8.6%) during 1998 compared with 1997 and $1.6 million (27.9%) during 1997 compared with 1996. These decreases are a result of a reduction in theater entertainment.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.1% during 1998 from 53.4% during 1997 and 56.1% during 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands decreased $13.0 million (6.5%) during 1998 compared to 1997 and by $19.2 million (8.8%) during 1997 compared to 1996. The 1998 decrease is a result of managements' ongoing efforts to create operating efficiencies as well as a reduction in the allocation in rooms, food and beverage, and other expenses to casino expense due to a reduction of promotional activity. The decrease in 1997 as compared to 1996 is due to an unprecedented and highly aggressive industry wide attempt during 1996 to increase market share which resulted in significantly higher costs with respect to coin incentive packages.

     Rooms expense increased $584,000 (22.5%) during 1998 compared to 1997 and by $171,000 (7.1%) during 1997 compared to 1996. These increases result from a lower percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. Food and beverage expense decreased $817,000 (7.6%) during 1998 compared to 1997 and did not change significantly during 1997 compared to 1996. The 1998 decrease reflects a reduction in payroll, operating costs and promotional expenses in response to declines in patron volume. Such cost savings have been partially offset by fewer costs being allocated to the casino department due to reduced use of food complementaries. Other expenses decreased $157,000 (5.7%) in 1998 from 1997 and by $502,000 (15.4%) in 1997 from 1996. These decreases are due to cost savings with respect to theater entertainment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $4.9 million (28.2%) during 1998 compared to 1997 and by $1.1 million (5.8%) during 1997 compared to 1996. Management fee expenses, including service fees under the Settlement Agreement, incurred by the Sands decreased by $3.0 million (56%) during 1998 as a result of a renegotiation and subsequent rejection of such fees due to the Chapter 11 filings. Other decreases reflect reductions in payroll and related benefits and in equipment rentals, all of which have resulted from management's ongoing efforts to create operating efficiencies.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense during 1998 decreased by $1.3 million (9%) compared to 1997 and decreased $5.2 million (27.2%) in 1997 compared to 1996. The decrease in 1998 is attributable to certain assets becoming fully depreciated during 1998 and the amortization of loan fees that were fully written off at December 31, 1997. These decreases were slightly offset by an increase of $1.4 million in additional provision for valuation allowance during 1998 for certain CRDA bond investments due to the uncertainty of their realizable value. The 1997 decrease was a result of revising the estimated useful building life effective October 1, 1996 and to the completion of the amortization with respect to certain long lived assets during 1997.

     INTEREST

     Interest income decreased by $719,000 (42.8%) during 1998 compared with 1997 following a slight increase of $90,000 (5.7%) during 1997 compared with 1996. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is reflected on the accompanying consolidated financial statements as a reduction of reorganization costs.

     Interest expense decreased $22.9 million (98.7%) in 1998 compared to 1997. As a result of the Chapter 11 filing, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing has been suspended. Interest expense increased $1 million (4.6%) in 1997 compared to 1996 primarily due to additional interest with respect to GBHC's borrowings from affiliates.

     NONRECURRING ITEMS

     At December 31, 1997, GBHC reserved the balance of an advance to an affiliated company in the amount of $5.7 million together with interest amounting to $4.0 million as collection of the receivables was uncertain. The $5.7 million advance as well as interest amounting to $4.9 million remain fully reserved at December 31, 1998.

     Also at December 31, 1997, the remaining deferred financing costs associated with the First Mortgage Notes ($4.3 million) were written off as a result of GBHC's Chapter 11 filing.

     INCOME TAX BENEFIT (PROVISION)

     As part of the Second Settlement Agreement, Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. In accordance with the Second Settlement agreement and in order to effect the deconsolidation of the Debtors from the GBCC group effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV. Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off").

     At December 31, 1998, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the Chapter 11 filing by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 1998.

     As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998.

     EXTRAORDINARY ITEM

     A subsidiary of Holdings acquired $2.5 million of First Mortgage notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities"). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

     Management has initiated a program to prepare the Sands' computer systems and applications for the Year 2000. The objective of this program is to determine and assess the risks of the Year 2000 issue, and to plan and institute mitigating actions to minimize those risks. The Sands has completed an assessment and an inventory of its systems. Plans are in place and work is being undertaken to test and implement changes where required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance. The costs of testing and conversion have not been and are not expected to be material. All Year 2000 costs are expected to be funded through operating cash flows. The Sands is in the process of developing a contingency plan which includes the identification of significant vendors which will be Year 2000 compliant to replace significant vendors that will not be Year 2000 compliant. It is expected that this contingency plan will be completed in a timely manner.

     While management expects the Sands' 2000 date conversion projects to be completed on a timely basis, the potential impact of systems outside of the Sands' control, such as those of utility companies, phone and network systems, and financial institutions, is difficult to assess. There can be no assurance that the systems of other companies on whose systems the Sands relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Sands' systems. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Because of the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third party suppliers, the Sands is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Sands results of operations, liquidity, and financial condition.

     REORGANIZATION AND OTHER RELATED COSTS

     Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements, and other administrative costs. Also, costs in the amount of $942,000 associated with a planned retheming of the Sands were expensed during the second and third quarters of 1998. Due to the reorganization proceedings discussed above, this project has been abandoned. As noted previously, interest income on cash accumulated during the reorganization is reflected as a reduction to reorganization and other related costs.

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

ITEM 8. INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
GB PROPERTY FUNDING CORP
   Report of Independent Public Accountants to GB Property
      Funding Corp. ..................................................     24

   Balance Sheets of GB Property Funding Corp. as of
      December 31, 1998 and 1997 .....................................     25

   Statements of Operations of GB Property Funding Corp.
      for the Years Ended December 31, 1998, 1997 and 1996 ...........     26

   Statements of Cash Flows of GB Property Funding Corp.
      for the Years Ended December 31, 1998, 1997 and 1996 ...........     27

   Notes to Financial Statements of GB Property Funding Corp. ........     28


GB HOLDINGS, INC. AND SUBSIDIARIES
   Report of Independent Public Accountants to GB Holdings, Inc.
      and Subsidiaries ...............................................     33

   Consolidated Balance Sheets of GB Holdings, Inc.
      and Subsidiaries as of December 31, 1998 and 1997 ..............     34

   Consolidated Statements of Operations of GB Holdings, Inc. ........
      and Subsidiaries for the Years Ended
      December 31, 1998, 1997 and 1996 ...............................     36

   Consolidated Statement of Changes in Shareholder's Equity (Deficit)
      of GB Holdings, Inc. and Subsidiaries for
      the Three Years Ended December 31, 1998 ........................     37

   Consolidated Statements of Cash Flows of GB Holdings, Inc.
       and Subsidiaries for the Years Ended
       December 31, 1998, 1997 and 1996 ..............................     38

   Notes to Consolidated Financial Statements of GB Holdings, Inc.
      and Subsidiaries ...............................................     39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To GB Property Funding Corp.:

     We have audited the accompanying balance sheets of GB Property Funding Corp. (the Company and a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 1, the Company was formed for the purpose of issuing $185,000,000 of First Mortgage Notes for the benefit of Greate Bay Hotel and Casino, Inc., an affiliated company ("GBHC"). The Company loaned the proceeds from the First Mortgage Notes to GBHC and, at December 31, 1998, has a note receivable and related accrued interest receivable due from GBHC totaling $191,616,000. The Company has no operations and the note receivable, the accrued interest receivable and the mortgage lien on the assets of GBHC represent virtually all of the Company's assets. During 1998, the Company, GBHC and GB Holdings, Inc., the parent company of both the Company and GBHC, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Property Funding Corp. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, on January 5, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of seeking sponsor(s) for a plan of reorganization, which will require confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                                      ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 13, 1999

                            GB PROPERTY FUNDING CORP.
            (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                 BALANCE SHEETS

                                     ASSETS

                                                            DECEMBER 31,
                                                  ------------------------------
                                                      1998             1997
                                                  ------------     ------------

Current asset:
   Cash                                           $      1,000     $      1,000

Interest receivable from affiliate                   9,373,000        9,152,000

Note receivable from affiliate                     182,243,000      182,500,000
                                                  ------------     ------------

                                                  $191,617,000     $191,653,000
                                                  ============     ============


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued interest payable, non-current             $       --       $  9,152,000
                                                  ------------     ------------

Long-term debt                                            --        182,500,000
                                                  ------------     ------------

Liabilities subject to compromise:

    Accrued interest payable                         9,373,000             --

    Long-term debt                                 182,243,000             --
                                                  ------------     ------------

                                                   191,616,000             --
                                                  ------------     ------------
Commitments and Contingencies

Shareholder's equity (Note 1):
   Common stock, $1.00 par value per share,
      1,000 shares authorized and outstanding            1,000            1,000
                                                  ------------     ------------

                                                  $191,617,000     $191,653,000
                                                  ============     ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                                 GB PROPERTY FUNDING CORP.
                 (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                 STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                 1998            1997            1996
                                              -----------     -----------     -----------
Revenues:
   Interest income (Note 2)                   $   221,000     $19,941,000     $20,119,000

Expenses:
   Interest expense (contractual interest
               of $19,844,000 in 1998)            221,000      19,941,000      20,119,000
                                              -----------     -----------     -----------
      Net income                              $      --       $      --       $      --
                                              ===========     ===========     ===========

                      The accompanying notes to financial statements
                         are an integral part of these statements.


                                          GB PROPERTY FUNDING CORP.
                          (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                                          STATEMENTS OF CASH FLOWS
                                                                             YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      1998           1997           1996
                                                                    ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net income                                                       $    --        $    --        $    --
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      (Increase) decrease in interest receivable from affiliate      (221,000)       125,000           --
      Increase (decrease) in accrued interest payable                 221,000       (125,000)          --
                                                                    ---------      ---------      ---------

        Net cash provided by operating activities                        --             --             --

Cash at beginning of year                                               1,000          1,000          1,000
                                                                    ---------      ---------      ---------

Cash at end of year                                                 $   1,000      $   1,000      $   1,000
                                                                    =========      =========      =========

                               The accompanying notes to financial statements
                                  are an integral part of these statements.

                            GB PROPERTY FUNDING CORP.
            (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND OPERATIONS

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation which was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998, also a Delaware corporation. Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of Greate Bay Casino Corporation ("GBCC"). PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of GBCC. Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

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

     The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Management is in the process of seeking sponsor(s) for a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court or approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

     As discussed above, GB Property Funding was formed for the purpose of issuing $185,000,000 of First Mortgage Notes for the benefit of GBHC. GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at December 31, 1998, has a note receivable and related accrued interest receivable due from GBHC totaling $191,616,000. GB Property Funding has no operations and the note receivable, the accrued interest receivable and the mortgage lien on the assets of GBHC represent virtually all of the GB Property Fundings' assets. As discussed above, during 1998 the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, the

                            GB PROPERTY FUNDING CORP.
            (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

     New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license, from the same affiliate, for the software used in its operations. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement.

        Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey.

     On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the Option Agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, reached an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV. The Second Settlement Agreement also resulted in the non-cash settlement of certain outstanding intercompany transactions, the transfer of the membership interests in Lieber to GBHC, and the assignment of the Option Agreement for the Option Parcels to Lieber.

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

                           GB PROPERTY FUNDING CORP.
            (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

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

(2) LONG-TERM DEBT

     On February 17, 1994, GB Property Funding issued $185,000,000 of first mortgage notes due January 15, 2004 (the "First Mortgage Notes"). Interest on the First Mortgage Notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of the First Mortgage Notes which were used to make the July 15, 1997 required principal payment. As a result of the filing under Chapter 11, debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

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

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. During the year ended December 31, 1998, $257,000 has been remitted to the Indenture Trustee as the proceeds on the sale of assets.

     No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the year ended December 31, 1998. Interest paid and received amounted to $20,066,000 and $20,119,000 for the years ended December 31, 1997 and 1996, respectively. Interest receivable and payable with respect to the notes of $9,373,000 are included on the accompanying balance sheet at December 31, 1998 in noncurrent assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court. As a result of the Chapter 11 filing, any claim for post-petition interest is unenforceable unless otherwise ordered by the Bankruptcy Court. Accordingly, GB Property Funding has ceased the accrual of interest income as of the date of the Chapter 11 filing. Accrued interest receivable and payable of $9,152,000 is included in the accompanying balance sheet at December 31, 1997.

                           GB PROPERTY FUNDING CORP.
            (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(3) INCOME TAXES

     As part of the Second Settlement Agreement, GB Property Funding is included in GBCC's consolidated federal income tax return for the years ended December 31, 1998 and 1997. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. In accordance with the Second Settlement agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV. Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which GB Property Funding was included. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of GB Property Funding.

(4) LEGAL PROCEEDINGS

     On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and
J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999, the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization.

(5) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosure of the estimated fair value of financial instruments is required under SFAS No 107, "Disclosure About Fair Value of Financial Instruments." The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

     Cash is valued at the carrying amount which is the fair value.

     As a result of the Chapter 11 filing, the First Mortgage Notes and related accrued interest payable are subject to compromise and the fair value cannot be determined. The value of the First Mortgage Notes is subject to a determination of the valuation of the business of Holdings which will be, but has not yet been established in the Chapter 11 proceedings and will be subject to the terms of a plan of reorganization. Accordingly, the fair value of the corresponding note and interest receivable from affiliate can not be

                           GB PROPERTY FUNDING CORP.


           (DEBTOR-IN-POSSESSION, WHOLLY OWNED BY GB HOLDINGS, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

determined at this time. At December 31, 1997, the fair value of the note receivable from affiliate and First Mortgage Notes was estimated based on the quoted market prices for recent trades of the issue prior to year end. That external valuation was based on a prepetition basis and is not reflective of an external valuation on a post petition basis. At December 31, 1997, the fair value of the corresponding interest receivable and interest payable was estimated at the carrying amount, as there was no available market price for these items that could be used to report external valuations. See also Note 1.

     The estimated carrying amounts and fair values of GB Property Funding's financial instruments are as follows:

                                             DECEMBER 31, 1998                          DECEMBER 31, 1997
                                       ---------------------------               -----------------------------
                                         CARRYING                                  CARRYING
                                          AMOUNT        FAIR VALUE                  AMOUNT         FAIR VALUE
                                       ------------     ----------               ------------     ------------
Financial Assets:
  Cash                                 $      1,000     $   1,000                $      1,000     $      1,000
  Interest receivable from
    affiliate                             9,373,000           n/a                   9,152,000        9,152,000
  Note receivable from
    affiliate                           182,243,000           n/a                 182,500,000      152,388,000

Financial Liabilities:
  Accrued interest payable                9,373,000           n/a                   9,152,000        9,152,000
  First Mortgage
    Notes                               182,243,000           n/a                 182,500,000      152,388,000

(6) SUPPLEMENTAL CASH FLOW INFORMATION

     During May 1997, GB Property Funding received First Mortgage Notes with a face value of $2,500,000 from GBHC in settlement of its principal payment obligation under the intercompany borrowing. GB Property Funding tendered such First Mortgage Notes to the trustee in June 1997 in settlement of its principal payment obligation. Both the receipt and tendering of the notes are excluded from the accompanying statement of cash flows as non-cash transactions.

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. For the year ending December 31, 1998, $257,000 has been remitted to the Indenture Trustee as the proceeds on the sale of assets. This transaction has also been excluded from the accompanying statement of cash flows as a non-cash transaction.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To GB Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. (the Company and a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses during 1997 and 1996 and has a net capital deficiency of $42,741,000 at December 31, 1998. As discussed in Note 1 to the accompanying consolidated financial statements, on January 5, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code ("the Bankruptcy Code"). These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of seeking sponsor(s) for a plan of reorganization, which will require confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                              ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 13, 1999

                           GB HOLDINGS, INC. AND SUBSIDIARIES
            (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                                  DECEMBER 31,
                                                       --------------------------------
                                                            1998              1997
                                                       -------------      -------------
Current Assets:
   Cash and cash equivalents                           $  23,844,000      $  13,871,000
   Accounts receivable, net of allowances
      of $11,920,000 and $14,955,000, respectively         7,428,000          7,794,000
   Inventories                                             3,402,000          3,372,000
   Due from affiliates                                       398,000            258,000
   Refundable deposits and other current assets            3,502,000          2,793,000
                                                       -------------      -------------

      Total current assets                                38,574,000         28,088,000
                                                       -------------      -------------

Property and Equipment:
   Land                                                   38,929,000         38,093,000
   Buildings and improvements                            185,508,000        185,508,000
   Operating equipment                                    99,854,000         94,501,000
   Construction in progress                                3,939,000          2,433,000
                                                       -------------      -------------
                                                         328,230,000        320,535,000
   Less - accumulated depreciation and
     amortization                                       (182,045,000)      (172,819,000)
                                                       -------------      -------------

   Net property and equipment                            146,185,000        147,716,000
                                                       -------------      -------------
Other Assets:
  Obligatory investments                                   8,098,000          7,910,000
  Other assets                                             6,291,000          4,014,000
                                                       -------------      -------------

        Total other assets                                14,389,000         11,924,000
                                                       -------------      -------------

                                                       $ 199,148,000      $ 187,728,000
                                                       =============      =============

               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           GB HOLDINGS, INC. AND SUBSIDIARIES
            (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                               CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                  DECEMBER 31,
                                                       --------------------------------
                                                           1998               1997
                                                       -------------      -------------
Current Liabilities Not Subject to Compromise:
   Current maturities of long-term debt                $      73,000      $      14,000
   Accounts payable                                        4,539,000          6,366,000
   Accrued liabilities -
      Salaries and wages                                   3,699,000          4,824,000
      Interest                                                  --                4,000
      Reorganization costs                                 1,310,000            152,000
      Insurance                                            1,037,000          2,984,000
      Other                                                6,066,000          6,358,000
   Due to affiliates                                       1,119,000            456,000
   Other current liabilities                               3,599,000          3,959,000
                                                       -------------      -------------

      Total current liabilities                           21,442,000         25,117,000
                                                       -------------      -------------

Liabilities Subject to Compromise (Note 5)               218,322,000               --
                                                       -------------      -------------

Accrued Interest Payable                                        --            9,152,000
                                                       -------------      -------------

Long-Term Debt                                               918,000        192,918,000
                                                       -------------      -------------

Other Noncurrent Liabilities                               1,207,000          1,187,000
                                                       -------------      -------------

Due to Affiliates                                               --           17,954,000
                                                       -------------      -------------

Commitments and Contingencies

Shareholder's Deficit:
   Common stock, $1.00 par value per share;
      1,000 shares authorized and
      outstanding                                              1,000              1,000
   Additional paid-in capital                             27,946,000         18,438,000
   Accumulated deficit                                   (70,688,000)       (77,039,000)
                                                       -------------      -------------

      Total shareholder's deficit                        (42,741,000)       (58,600,000)
                                                       -------------      -------------

                                                       $ 199,148,000      $ 187,728,000
                                                       =============      =============

               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                   GB HOLDINGS, INC. AND SUBSIDIARIES
                    (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                        1998                1997             1996
                                                    -------------      -------------      -------------
Revenues:
   Casino                                           $ 219,368,000      $ 234,477,000      $ 242,889,000
   Rooms                                                9,200,000          9,691,000          9,446,000
   Food and beverage                                   25,381,000         32,968,000         34,638,000
   Other                                                3,767,000          4,123,000          5,717,000
                                                    -------------      -------------      -------------

                                                      257,716,000        281,259,000        292,690,000
   Less - promotional allowances                      (20,372,000)       (25,004,000)       (27,929,000)
                                                    -------------      -------------      -------------

      Net revenues                                    237,344,000        256,255,000        264,761,000
                                                    -------------      -------------      -------------

Expenses:
   Casino                                             186,761,000        199,746,000        218,990,000
   Rooms                                                3,174,000          2,590,000          2,419,000
   Food and beverage                                    9,998,000         10,815,000         10,618,000
   Other                                                2,599,000          2,756,000          3,258,000
   General and administrative                          12,497,000         17,409,000         18,486,000
   Depreciation and amortization                       12,795,000         14,062,000         19,310,000
                                                    -------------      -------------      -------------

      Total expenses                                  227,824,000        247,378,000        273,081,000
                                                    -------------      -------------      -------------

Income (loss) from operations                           9,520,000          8,877,000         (8,320,000)
                                                    -------------      -------------      -------------

Non-operating income (expense):
   Interest income                                        961,000          1,680,000          1,590,000
   Interest expense (contractual interest of
      $22,106,000 in 1998)                               (313,000)       (23,260,000)       (22,236,000)
   Gain on disposal of assets                             252,000             59,000             13,000
                                                    -------------      -------------      -------------

      Total non-operating income (expense), net           900,000        (21,521,000)       (20,633,000)
                                                    -------------      -------------      -------------

Income (loss) before income taxes,

   extraordinary and other items                       10,420,000        (12,644,000)       (28,953,000)
Valuation provision on affiliate receivables                 --           (9,650,000)              --
Write off deferred financing costs                           --           (4,265,000)              --
Reorganization and other related costs                 (4,069,000)          (505,000)              --
                                                    -------------      -------------      -------------

Income (loss) before income taxes and
   extraordinary item                                   6,351,000        (27,064,000)       (28,953,000)
   Income tax provision                                      --          (10,902,000)        (2,417,000)
                                                    -------------      -------------      -------------

Income (loss) before extraordinary item                 6,351,000        (37,966,000)       (31,370,000)
Extraordinary item:
   Gain on early extinguishment of debt                      --              310,000               --
                                                    -------------      -------------      -------------

Net income (loss)                                   $   6,351,000      $ (37,656,000)     $ (31,370,000)
                                                    =============      =============      =============

                       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                               GB HOLDINGS, INC. AND SUBSIDIARIES
               (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                               CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDER'S EQUITY (DEFICIT)
                          FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                       COMMON STOCK              ADDITIONAL
                               -----------------------------       PAID-IN        ACCUMULATED
                                  SHARES           AMOUNT          CAPITAL          DEFICIT
                               ------------     ------------     ------------     ------------
BALANCE, JANUARY 1, 1996              1,000     $      1,000     $ 18,438,000     $ (8,013,000)
   Net loss                            --               --               --        (31,370,000)
                               ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1996            1,000            1,000       18,438,000      (39,383,000)
   Net loss                            --               --               --        (37,656,000)
                               ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1997            1,000            1,000       18,438,000      (77,039,000)
   Capital contribution                --               --          9,508,000             --
   Net income                          --               --               --          6,351,000
                               ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1998            1,000     $      1,000     $ 27,946,000     $(70,688,000)
                               ============     ============     ============     ============

                  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                        GB HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                   1998               1997              1996
                                                                ------------      ------------      ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $  6,351,000      $(37,656,000)     $(31,370,000)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Extraordinary item                                                --            (310,000)             --
      Write off reorganization related costs                         942,000              --                --
      Valuation provision on affiliate receivable                       --           9,650,000              --
      Write off deferred financing costs                                --           4,265,000              --
      Depreciation and amortization                               12,795,000        14,062,000        19,310,000
      Net gain on disposal of assets                                (252,000)          (59,000)          (13,000)
      Provision for doubtful accounts                              1,667,000         3,195,000         2,167,000
      Deferred income tax provision                                     --          10,902,000         2,417,000
      Increase in accounts receivable                             (1,301,000)         (877,000)       (1,235,000)
      Increase in accounts payable and accrued expenses            3,505,000         1,159,000         1,795,000
      Net change in other current assets and liabilities             (44,000)       (1,155,000)        2,044,000
      Net change in other noncurrent assets and liabilities       (2,800,000)         (943,000)       (1,185,000)
                                                                ------------      ------------      ------------

        Net cash provided by (used in) operating activities       20,863,000         2,233,000        (6,070,000)
                                                                ------------      ------------      ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                            (7,972,000)       (3,534,000)       (5,505,000)
   Purchase of Lieber Check Cashing (net of cash acquired)          (245,000)             --                --
   Proceeds from disposition of assets                               259,000            59,000            13,000
   Obligatory investments                                         (2,643,000)       (2,876,000)       (3,062,000)
                                                                ------------      ------------      ------------

       Net cash used in investing activities                     (10,601,000)       (6,351,000)       (8,554,000)
                                                                ------------      ------------      ------------

FINANCING ACTIVITIES:
   Net (repayments) borrowings on credit facilities                     --          (2,000,000)        2,000,000
   Deferred financing costs                                             --                --             (10,000)
   Repayments of long-term debt                                     (289,000)       (2,135,000)          (11,000)
   Net borrowings from affiliates                                       --           6,500,000         6,500,000
                                                                ------------      ------------      ------------

      Net cash (used in) provided by financing activities           (289,000)        2,365,000         8,479,000
                                                                ------------      ------------      ------------

      Net increase (decrease) in cash and cash equivalents         9,973,000        (1,753,000)       (6,145,000)
        Cash and cash equivalents at beginning of year            13,871,000        15,624,000        21,769,000
                                                                ------------      ------------      ------------

        Cash and cash equivalents at end of year                $ 23,844,000      $ 13,871,000      $ 15,624,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     GB Holdings, Inc. ("Holdings") is a Delaware corporation and a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc., a newly formed entity, controlled by certain stockholders of GBCC ("PBV"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10-7/8% per annum and the proceeds were loaned to GBHC (see Note 4). Holdings has no operating activities and its only significant asset is its investment in GBHC.

     Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey (see Note 10). The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC, GB Property Funding, and, as of September 2, 1998, Lieber. All significant intercompany balances and transactions have been eliminated.

     GBHC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, New Jersey, and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

     The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code," and include disclosure of liabilities subject to compromise (see Note 5). Holdings has experienced significant losses and has a net capital deficiency of $42,741,000 at December 31, 1998. On January 5, 1998, Holdings, GBHC and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement,

                              GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as defined below, Richard Knight resigned as President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999, the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization. Management is in the process of seeking sponsor(s) for a plan of reorganization which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission ("the Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on Holdings ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern.

     New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license, from the same affiliate, for the software used in its operations. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement (see Note 7).

     On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the Option Agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, reached an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV. The Second Settlement Agreement also resulted in the non-cash settlement of certain outstanding intercompany transactions (see Note 11), the transfer of the membership interests in Lieber to GBHC, and the assignment of the Option Agreement for the Option Parcels to Lieber (see Note 10).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                        1998            1997            1996
                                    -----------     -----------     -----------

Rooms                               $ 5,120,000     $ 5,617,000     $ 6,170,000
Food and Beverage                    21,872,000      28,144,000      29,357,000
Other                                 2,934,000       2,991,000       4,435,000
                                    -----------     -----------     -----------

                                    $29,926,000     $36,752,000     $39,962,000
                                    ===========     ===========     ===========

   CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

   ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,667,000, $3,195,000 and $2,167,000 were made during the years ended December 31, 1998, 1997 and 1996, respectively.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

        Buildings and improvements                 25-40 years
        Operating equipment                          3-7 years

     Interest costs related to property and equipment acquisitions are capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

   DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, legal and accounting fees, were capitalized and were being amortized over the term of the related debt issue. As a result of the filing under Chapter 11 on January 5, 1998, the remaining deferred financing costs in the amount of $4,265,000 were determined to be unrealizable and were written off on the accompanying statement of operations for the year ended December 31, 1997. Amortization of such costs was $714,000 and $729,000 for the years ended December 31, 1997 and 1996, respectively.

   LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

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

   ACCRUED INSURANCE -

     GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. Amounts over prescribed levels are insured by a third party. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, GBHC's ultimate liability may differ from the amounts accrued.

   INCOME TAXES -

     As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax returns for the years ended December 31, 1997 and 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV. Prior to 1997, Holdings was included in the consolidated federal income tax return

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off").

   COMPREHENSIVE INCOME -

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

   RECLASSIFICATIONS -

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

(3) SHORT-TERM CREDIT FACILITIES

     GBHC had a bank line of credit which was guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings and the line of credit was canceled.

(4) LONG-TERM DEBT AND PLEDGE OF ASSETS

     Long term debt is comprised of the following:

                                                          DECEMBER 31,
                                               --------------------------------
                                                   1998               1997
                                               -------------      -------------

10-7/8% first mortgage notes, due 2004 (a)     $ 182,243,000      $ 182,500,000
14-5/8% affiliate loan, due 2005 (b)              10,000,000         10,000,000
Lieber Mortgage (c)                                  572,000               --
Other                                                419,000            432,000
                                               -------------      -------------

    Total indebtedness                           193,234,000        192,932,000
Less - current maturities                            (73,000)           (14,000)
Less - debt subject to compromise (Note 5)      (192,243,000)              --
                                               -------------      -------------

    Total long-term debt                       $     918,000      $ 192,918,000
                                               =============      =============
----------

(a) On February 17, 1994, the Sands obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of first mortgage notes due January 15, 2004 (the "First Mortgage Notes"). Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     on July 15, 1997, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount during May 1997, which it used during June 1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

     Subject to certain exceptions in the Security Agreement, substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see
     Note 1). GBHC filed a motion in the Bankruptcy Court, seeking to use "Cash Collateral", as defined by 11 U.S.C. SS.363. By opinion filed April 3, 1998 (the "Opinion"), the Bankruptcy Court granted GBHC the right to use "Cash Collateral" subject to providing certain adequate protection in favor of the Indenture Trustee and concluded, among other things, that the Indenture Trustee did not have a perfected security interest in GBHC's deposit accounts or cash generated from casino revenues. An order was entered in conformity with the Opinion dated May 5, 1998. The Indenture Trustee took an appeal of the order to the United States District Court for the District of New Jersey. On March 19, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. The Debtors' have not been informed whether the Trustee intends to seek further review of the decision.

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

     Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. For the year ending December 31, 1998, $257,000 has been remitted to the Indenture Trustee as the proceeds on the sale of assets.

(b) On February 17, 1994, GBHC issued to PRT Funding Corp., an affiliate, a $10,000,000 promissory note, which is subordinated to the First Mortgage Notes (the "PRT Subordinated Note"). The PRT Subordinated Note is due on February 17, 2005 and bore interest at the rate of 14-5/8% per annum, which was payable semiannually commencing August 17, 1994, and payment was subject to certain conditions including the maintenance of average daily cash balances required by the indenture for the First Mortgage Notes. As a result of such payment restrictions, interest has been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires approval of the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c) On September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber (see Note 10) which owns the Lieber Parcel. Principal mortgage indebtedness outstanding at the time of acquisition was $587,000 and bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten year payment schedule. The balance of the note is due in July, 2001.

     As a result of the Chapter 11 filing, principal payments with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a plan of reorganization, which requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note are included in liabilities subject to compromise and in long-term debt on the accompanying consolidated balance sheets at December 31, 1998 and December 31, 1997, respectively. Scheduled payments of long-term debt as of December 31, 1998, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

                 1999                            $   73,000
                 2000                                80,000
                 2001                               468,000
                 2002                                19,000
                 2003                                21,000
                 Thereafter                         330,000
                                                 ----------

                     Total                       $  991,000
                                                 ==========

     Interest paid amounted to $56,000, $20,128,000 and $21,086,000, respectively, during the years ended December 31, 1998, 1997 and 1996. At December 31, 1998, accrued interest on the First Mortgage Notes in the amount of $9,373,000 is presented with liabilities subject to compromise on the accompanying consolidated balance sheet. At December 31, 1997, accrued interest on the First Mortgage Notes in the amount of $9,152,000 is presented as accrued interest payable on the accompanying consolidated balance sheet.

(5) LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following at December 31, 1998:

          Accounts payable and accrued liabilities      $  7,751,000
          First Mortgage Notes (Note 4)                  182,243,000
          PRT Subordinated Note (Note 4)                  10,000,000
          Borrowings from affiliate (Note 7)               5,000,000
          Accrued interest (Notes 4 and 7)                12,855,000
          Due to affiliates                                  473,000
                                                        ------------

            Total                                       $218,322,000
                                                        ============

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                1998              1997              1996
                                            ------------      ------------      ------------
Federal income tax (provision) benefit:
   Current                                  $ (1,729,000)     $  4,330,000      $  7,412,000
   Deferred                                     (390,000)        3,814,000           657,000

State income tax (provision) benefit:
   Current                                      (458,000)        1,228,000         2,156,000
   Deferred                                     (159,000)        1,141,000           187,000

Valuation allowance                            2,736,000       (21,415,000)      (12,829,000)
                                            ------------      ------------      ------------

                                            $       --        $(10,902,000)     $ (2,417,000)
                                            ============      ============      ============


     As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV. Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC until the Spin Off.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses. Holdings made no federal or state income tax payments during the years ended December 31, 1998, 1997 and 1996.

     At December 31, 1998, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have indicated to Holdings that it should have approximately $13 million in NOL's available subsequent to December 31, 1998. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 1998 and 1997.

     As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998.

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

     Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which Holdings' was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of Holdings. In addition, during 1998 HCC reported that it may be required to file an amended federal tax return for calender year 1996 and that it may experience a material increase in income tax liability as a result of the Spin Off. However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due, without contribution from the Debtors, that is attributable to the Spin Off.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A reconciliation between the calculated tax benefit based on the statutory rates in effect and the effective tax rates follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         1998              1997              1996
                                                     ------------      ------------      ------------
Calculated income tax (provision) benefit at 34%     $ (2,159,000)     $  9,096,000      $  9,844,000
Amortization of excess purchase price                        --                --            (601,000)
Disallowance of meals and entertainment                  (160,000)         (144,000)         (337,000)
State income taxes                                       (407,000)        1,564,000         1,546,000
Utilization of tax credits                                   --                --              99,000
Write off of deferred tax asset                       (10,902,000)             --                --
Adjustment to prior year taxes                               --                --            (134,000)
Valuation allowance change                             13,638,000       (21,413,000)      (12,829,000)
Other                                                     (10,000)           (5,000)           (5,000)
                                                     ------------      ------------      ------------
Tax provision as shown on
  consolidated statements of operations              $       --        $(10,902,000)     $ (2,417,000)
                                                     ============      ============      ============

(7) TRANSACTIONS WITH RELATED PARTIES

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

     Fees under the Management Agreement and the Settlement Agreement are included in general and administrative expenses in the accompanying consolidated financial statements and amounted to

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$2,388,000, $5,430,000, $4,644,000 during the years ended December 31, 1998,
1997 and 1996, respectively. Amounts payable under the Settlement Agreement to NJMI are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 1998 and amounted to $199,000. Fees payable under the Management Agreement of $34,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 1998, and are subject to defenses and offsets reserved under the Second Settlement Agreement. Fees payable under the Management Agreement of $145,000 are included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 1998, and are subject to the defenses and offsets reserved under the Second Settlement Agreement.

     GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $275,000, $290,000 and $283,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. ss.362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey.

     An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at both December 31, 1998 and December 31, 1997, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $4,914,000 and $3,978,000 at December 31, 1998 and December 31, 1997, respectively, are fully reserved as collection of the receivables is uncertain.

     During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which GBCC then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrue interest at the rate of 13-3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. Interest accrued on such loans amounted to $1,496,000 at December 31, 1997 and is included in noncurrent amounts due to affiliates on the accompanying consolidated balance sheet. As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. These loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998.

     GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14-5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). At December 31, 1998 and 1997, interest accrued on the PCC Subordinated Note amounted to $728,000 and $720,000, respectively, and is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

     Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                                               YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                      1998             1997             1996
                                   ----------      -----------      -----------

Net Advances                       $  (20,000)     $  (870,000)     $   525,000
PRT Subordinated Note (Note 4)        (16,000)      (1,463,000)      (1,463,000)

     Interest accrued on the PRT Subordinated Note (see Note 4) of $2,754,000 and $2,738,000, respectively, is included in liabilities subject to compromise and in noncurrent amounts due to affiliates, respectively, on the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

     Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This amount is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 1998.

     GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting, equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                                 YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                          1998           1997           1996
                                       ----------     ----------     ----------
Billings to affiliates                 $  213,000     $1,080,000     $1,594,000
Charges from affiliates                   983,000        917,000      1,178,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

     The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to the Sands was renewed by the Casino Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 financial projections were filed and the Sands license will be up for renewal in 2000. Terms of the current license require GBHC to comply with weekly and monthly financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates. The Casino Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

     The Casino Act requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

     As of December 31, 1998 and 1997, the Sands had purchased bonds totaling $6,707,000 and $6,500,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1998 and 1997 of $9,919,000 and $6,981,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

     Obligatory investments at December 31, 1998 and 1997 are net of accumulated valuation allowances of $8,528,000 and $5,571,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for 1998 amounted to $2,724,000. This amount includes an additional valuation allowance of $1,380,000 due to the uncertainty of the realizibility of certain bond investments. Provisions for valuation allowances during the years ended December 31, 1997 and 1996 amounted to $1,241,000 and $1,344,000, respectively.

     The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. In consideration thereof, the CRDA granted the Sands waivers of certain of its Deposit obligations in future periods. GBHC made such donations of Deposits during the years ended December 31, 1998, 1997 and 1996 totaling $146,000, $147,000 and $1,500,000, respectively, resulting in waivers granted by the CRDA during 1998 and 1997 totaling $74,000 and $75,000, respectively. No such waivers were granted during 1996; however, the donations were designated for projects expected to benefit the community. Accordingly, intangible assets aggregating $2,386,000 and $2,905,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 1998 and 1997, and will be amortized over a period of ten years effective with the completion of the projects.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization of intangible assets totaled $203,000 and $200,000 during the years ended December 31, 1998 and 1997, respectively.

(9) LEGAL PROCEEDINGS

     On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and
J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999 the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization.

     On May 22, 1998, GBHC filed the Rejection Motion with the Bankruptcy Court. The Management Agreement was suspended as a result of the Settlement Agreement and was replaced with a services agreement until the decision on the Rejection Motion. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court granted the Rejection Motion (see Note 1).

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC, in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (collectively, the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also sought to enjoin the Defendants from using the NOL's of the Debtors (see
Note 6). Effective September 2, 1998, the parties entered into the Second Settlement Agreement resolving, among other things, the Action. Under the Second Settlement Agreement, among other things, GBHC agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC group by December 31, 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV. The agreement also resulted in the non-cash settlement of certain outstanding intercompany transactions (see Note
11), and the transfer of the membership interests in Lieber to GBHC and the assignment of the Option Agreement for the Option Parcels to Lieber (see Note
10). The Second Settlement Agreement also resulted in the dismissal of all applications in the Bankruptcy Court related to the Action. The Debtors and the Defendants also entered into mutual and general releases subject to certain exceptions described in the Second Settlement Agreement.

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

(10) ACQUISITION OF LIEBER CHECK CASHING AND THE AGREEMENT FOR THE
     OPTION PARCELS

     Effective September 2, 1998, and as part of the Second Settlement Agreement (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. Principal mortgage indebtedness outstanding at the acquisition date was $587,000 (see Note
4). The assets, liabilities, and results of operations of Lieber at the date of acquisition are not material to the consolidated financial statements. Accordingly, pro forma financial information has not been provided. These transactions were accounted for by the purchase method of accounting, and, therefore, the accompanying consolidated financial statements include the results of operations of Lieber since September 2, 1998.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

     As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998. The effects of this settlement have been excluded from the accompanying statement of cash flows as noncash transactions.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosure of the estimated fair value of financial instruments is required under SFAS No 107, "Disclosure About Fair Value of Financial Instruments." The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

     Cash and cash equivalents are valued at the carrying amount. The carrying amount approximates the fair value of cash equivalents because of the short maturity of these instruments.

     Obligatory investments are valued at the carrying amount as this approximates fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (DEBTORS-IN-POSSESSION, WHOLLY OWNED BY PRATT CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As a result of the Chapter 11 filing, the First Mortgage Notes, the affiliate borrowings, the PRT Subordinated Note and related accrued interest payable are subject to compromise and the fair value cannot be determined. The value of the First Mortgage Notes, PCC Subordinated Note and PRT Subordinated
Note is subject to a determination of the valuation of the business of Holdings which will be, but has not yet been established in the Chapter 11 proceedings and will be subject to the terms of a plan of reorganization. At December 31, 1997, the fair value of the First Mortgage Notes was estimated based on the quoted market prices for recent trades of the issue prior to year end. That external valuation was based on a prepetition basis and is not reflective of an external valuation on a post petition basis. At December 31, 1997, the fair value of the affiliate borrowings, the PRT Subordinated Note, the interest payable on the First Mortgage Notes and interest payable on affiliate debt was estimated at the carrying amount, as there was no available market price for these items that could be used to report external valuations. See also Note 1.

     Other debt obligations with a short remaining maturity are valued at the carrying amount.

     The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 1998 and 1997 are as follows:

                                             DECEMBER 31, 1998                         DECEMBER 31, 1997
                                       -----------------------------           -----------------------------
                                         CARRYING                                CARRYING
                                          AMOUNT         FAIR VALUE               AMOUNT         FAIR VALUE
                                       ------------     ------------           ------------     ------------
Financial Assets
  Cash and cash equivalents            $ 23,844,000     $ 23,844,000           $ 13,871,000     $ 13,871,000
  Obligatory investments                  8,098,000        8,098,000              7,910,000        7,910,000

Financial Liabilities
  Interest payable                        9,373,000              n/a              9,156,000        9,156,000
  Borrowings from affiliates              5,000,000              n/a             13,000,000       13,000,000
  PRT Subordinated Note                  10,000,000              n/a             10,000,000       10,000,000
  Interest on affiliate borrowings        3,482,000              n/a              4,954,000        4,954,000
  First Mortgage Notes                  182,243,000              n/a            182,500,000      152,388,000
  Lieber Mortgage                           572,000          572,000                   --               --
  Other notes payable                       419,000          419,000                432,000          432,000

(13)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTER
                                       ---------------------------------------------------------------------
                                          FIRST            SECOND                  THIRD           FOURTH
                                       ------------     ------------           ------------    -------------
YEAR ENDED DECEMBER 31, 1998:
  Net revenues                         $ 55,613,000     $ 58,453,000           $ 65,835,000    $  57,443,000
                                       ============     ============           ============    =============

  Net income (loss)                    $  2,635,000     $    619,000           $  3,960,000    $    (862,000)
                                       ============     ============           ============   ==============

YEAR ENDED DECEMBER 31, 1997:
  Net revenues                         $ 63,197,000     $ 67,481,000           $ 69,241,000    $  56,336,000
                                       ============     ============           ============     ============

  Net loss                             $ (3,261,000)    $ (1,441,000)          $ (1,335,000)   $ (31,619,000)
                                       ============     ============           ============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None of the Registrants had disagreements with its independent accountants to report under this item.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Prior to the Chapter 11 filings, directors of GB Property Funding, Holdings and GBHC were elected annually to serve until the next annual meeting of stockholders or until their successors were duly elected and qualified. After the Chapter 11 filing, and due to the terms of the Security Agreement, Holdings was unable to vote the stock of GBHC or GB Property Funding to change the directors of GBHC and GB Property Funding. In addition, and as set forth in the Settlement Agreement, GBCC for itself and its subsidiaries agreed not to change the Boards of Directors of Holdings, GBHC, and GB Property Funding without an Order of the Bankruptcy Court. As a result, the only changes in the Boards of Directors of Holdings, GBHC, and GB Property Funding have been as a result of the existing directors to fill vacancies. See Note 1.

     No family relationships exist between any directors or executive officers of GB Property Funding, Holdings or GBHC.

     DIRECTORS AND OFFICERS

     Certain information is set forth below concerning the directors and executive officers of each of GB Property Funding, Holdings and GBHC.

        Name                 Age                      Position
----------------------       ---          -------------------------------------
John P. Belisle (1)          45           President and Chief Executive Officer

Frederick H. Kraus (2)       49           Executive Vice President, General
                                          Counsel, and Director

Timothy A. Ebling (3)        41           Executive Vice President, Chief
                                          Financial Officer, Principal
                                          Accounting Officer and Director

J. Timothy Smith (4)         46           Director

----------

(1) John P. Belisle was appointed President and Chief Executive Officer of GBHC on July 28, 1998. Previously, Mr. Belisle served as President of Trump Communications for the Trump Organization in Atlantic City. During his term with the Trump Organization, Mr. Belisle served as President and Chief Operating Officer and Executive Vice President of Operations of Trump Marina Hotel Casino. Mr. Belisle also served as Executive Vice President and Chief Operating Officer of Merv Griffin's Resorts Casino Hotel in Atlantic City ("Resorts"). He also served as Senior Vice President of Casino Operations and Vice President of Marketing of Resorts.

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

(4) J. Timothy Smith was elected Director of the Debtors on August 3, 1998. He is currently the Vice President of Finance and Administration for Gold Transportation, an unrelated company to the registrant. From 1993 through 1995, Mr. Smith served as Executive Vice President and Chief Operating Officer of American Gaming, Inc., a publicly traded company and in connection, therewith, served as an officer of two of its subsidiaries, AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc ("AGRM"). On May 5, 1995 an involuntary Chapter 7 Bankruptcy petition was filed as to AMGAM and AMGAM converted the involuntary to a voluntary Chapter 11 under the United States Bankruptcy Code. In June 1995, AGRM filed for protection under Chapter 11 of the United States Bankruptcy Code. All actions were filed in the United States Bankruptcy Court for the Southern District of Mississippi, Southern Division.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     Neither Holdings nor GB Property Funding pays any compensation to any employee, executive officer or director. The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of (i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1998, 1997 and 1996.

                                                                 ANNUAL COMPENSATION          LONG-TERM
                                                    --------------------------------------   COMPENSATION
                                                                              OTHER ANNUAL     AWARDS/          ALL OTHER
    NAME AND PRINCIPAL POSITION            YEAR      SALARY       BONUS       COMPENSATION     OPTIONS       COMPENSATION (1)
    ---------------------------            ----     --------     -------      ------------   -------------   ----------------
John Belisle                               1998     $201,923         --             --           --                --
   Chief Executive Officer                 1997         --           --             --           --                --
   and President                           1996         --           --             --           --                --

Frederick H. Kraus                         1998      235,800         --             --           --            $  4,000
   Executive Vice President,               1997      214,133         --             --           --               3,500
   General Counsel, Secretary              1996      210,800     $ 25,000           --           --               1,980
   and Director of GBHC

Timothy A. Ebling                          1998      198,400         --             --           --               3,668
   Executive Vice President,               1997      189,186         --             --           --               3,500
   Chief Financial Officer                 1996      173,400         --             --           --               1,980
   and Director of GBHC

Gary Luderitz (2)                          1998      183,761         --             --           --               3,982
   Senior Vice President of                1997      176,494         --             --           --               3,500
   Casino Operations                       1996      173,400         --             --           --               3,195

Signe C. Huff (3)                          1998      183,761         --             --           --               3,186
   Senior Vice President of                1997      179,666         --             --           --               3,002
   Hotel Operations                        1996      173,400         --             --           --               3,093

Richard D. Knight (4)                      1998      237,250         --             --           --               4,000
   Formerly Chief Executive Officer,       1997         --           --             --           --                --
   Chairman of the Board and President     1996         --           --             --           --                --

(1) Includes matching contributions by GBHC to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer.

(2) Gary Luderitz has served as Senior Vice President of Casino Operations since 1995. From 1993 to 1995 Mr. Luderitz served as an executive in a developmental role for an affiliate of GBHC. Prior to 1993 Mr. Luderitz held various senior casino operating positions with GBHC.

(3) Signe C. Huff has served as Senior Vice President of Hotel Operations since 1995. From 1989 to 1995 Ms. Huff served as Vice President of Hotel Operations. Prior to 1989, Ms. Huff held various senior hotel operating positions with GBHC.

(4) Richard D. Knight concurrently served as Executive Vice President of HCC and as Executive Vice President and Chief Operating Officer of two of HCC's subsidiaries. Mr. Knight's Compensation during 1997 and 1996 was paid by HCC or one of its subsidiaries. During 1997, a portion of Mr. Knight's salary was reimbursed by a subsidiary of GBCC; however, GBHC did not reimburse any portion of Mr. Knight's salary. On July 8, 1998, Mr. Knight resigned as a Director, President, and Chief Executive Officer of the Debtors.

     OPTION GRANTS IN LAST FISCAL YEAR

     None of the Companies has a stock option plan.

     EMPLOYMENT CONTRACTS

     John Belisle, President and Chief Executive Officer of GBHC, is under an employment agreement dated July 28, 1998 in such capacity through July 27, 1999. The terms of the agreement provide for an annual base salary of $450,000, subject to annual increases in accordance with GBHC's regular policies therefor.

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

     Gary Luderitz, Senior Vice President of Casino Operations, is under an employment agreement, amended as of June 12, 1998, in such capacity through November 30, 2000. The terms of the agreement provide for an annual base salary of $165,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

     Signe C. Huff, Senior Vice President of Hotel Operations, is under an employment agreement, amended as of March 11, 1998, in such capacity through November 30, 2000. The terms of the agreement provide for an annual base salary of $165,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

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

     EMPLOYEE RETIREMENT SAVINGS PLAN

     GBHC participated in the Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan (the "Savings Plan"), a qualified defined contribution plan for the benefit of all of GBHC's employees who satisfy certain eligibility requirements through December 31, 1998. The Savings Plan is qualified under the requirements of Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of GBHC who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

     The Savings Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling approximately $1.0 million for the year ended December 31, 1998

     Effective January 1, 1999, GBHC administers and participates in the Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of GBHC's employees with the same requirements and benefits of predecessor plans. Except for the change in name, this plan remains substantially unchanged.

     COMPENSATION OF DIRECTORS

     Nonemployee Directors of GBHC receive an annual fee of $10,000 for service on the Board of Directors and a fee of $500 for each meeting attended. The Board of Directors held 17 meetings either in person or by unanimous consent during the year ended December 31, 1998. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

     The Board of Directors of Holdings also has an Audit Committee. The external members of the Audit Committee received an annual fee of $5,000 for service on the committee and a fee of $500 for each meeting attended. There is no Compensation Committee of the Boards of Directors; such function is performed by the Board as a whole.

     AUDIT COMMITTEE.

     The Audit Committee has the duty to (i) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the companies for the ensuing year; (ii) arrange the details for the engagement of the independent public accountants, including the remuneration to be paid; (iii) review with the companies' independent public accountants, as well as the companies' controller and other appropriate personnel, the companies' general policies and procedures with respect to audits and accounting and financial controls and the general accounting and reporting principles that should be applied in preparing the companies' financial statements; (iv) meet with the independent public accountants as required and review with them the companies' interim and year-end financial statements, any certification, report or opinion that the independent public accountants propose to render in connection with such statements, and any other appropriate matter; and (v) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. During 1998, the Audit Committee was comprised of Mr. J. Timothy Smith, Mr. Frederick H. Kraus, and Ms. Barbara Lang.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The common stock of GB Property Funding, 1,000 shares $1.00 per value, is its only voting security. All such shares are owned by Holdings.

     The common stock of GBHC, 2,500 shares no par value, is GBHC's sole voting security. All such shares are owned by Holdings.

     The common stock of Holdings, 1,000 shares $1.00 par value, is Holding's only voting security. All such shares were owned by Pratt Casino Corporation until December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until decision on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possesses a disputed claim for prepetition management fees. Such fees amounted to $2,388,000 during the year ended December 31, 1998. Amounts payable under the Settlement Agreement at December 31, 1998 were $199,000. Additional fees payable under the Management Agreement of $145,000 are subject to compromise at December 31, 1998 and are subject to the defenses and offsets reserved under the Second Settlement Agreement.

     GBHC rights to the trade name "Sands" are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $275,000 for the year ended December 31, 1998.

     An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of December 31, 1998 which accrued interest at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $4,914,000, was fully reserved for as of December 31, 1998 as collection of the receivables is uncertain.

     During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC which GBCC then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrued interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. These loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset has been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000.

     GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions. At December 31, 1998, interest accrued amounted to $728,000. Repayment is subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest for periods subsequent to the filing under Chapter 11 has been suspended.

     On February 17, 1994, GBHC issued to PRT Funding Corp., an affiliate, a $10,000,000 promissory note, which is subordinated to the First Mortgage Notes. The note is due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, which was payable semiannually commencing August 17, 1994, and payment was subject to certain conditions including the maintenance of average daily cash balances required by the indenture for the First Mortgage Notes. As a result of such payment restrictions, interest has been paid only through February 17, 1996. Repayment of the note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires confirmation of the Bankruptcy Court and approval by the Casino Commission. The accrual of interest for periods subsequent to the filing under Chapter 11 has been suspended.

     GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting, equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Total billings to affiliates amounted to $213,000 during the year ended December 31, 1998. Total charges from affiliates amounted to $983,000 during the year ended December 31, 1998.

     As part of the Second Settlement Agreement, Holdings' operations are included in GBCC's consolidated federal income tax returns for the years ended December 31, 1997 and 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV. Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     1.   FINANCIAL STATEMENTS

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 24.

     2.   FINANCIAL STATEMENT SCHEDULES

     --   Report of Independent Public Accountants

     -- Schedule I; Condensed Financial Information of Registrant, GB Holdings, Inc. (Parent Company)

          --   Balance Sheets

          --   Statements of Operations

          --   Statements of Cash Flows

          --   Notes to Parent Company Financial Statements

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

          10.2 -- First and Second Amendments to Employment Agreement dated as of March 11, 1998, between GBHC and Signe C. Huff.

        ++10.3 -- Amended License Agreement by and between Hughes Properties,
                  Inc. and Pratt Hotel Corporation (now known as GBCC) dated May 19, 1987. (Exhibit 10.3)

       +++10.4 -- First and Second Amendments to Employment Agreement dated as of January 1, 1998, between GBHC and Frederick H. Kraus. (Exhibit 10.4)

       +++10.5 -- First and Second Amendments to Employment Agreement dated as of January 1, 1998, between GBHC and Timothy A. Ebling. (Exhibit 10.5)

         +10.6 -- Deed dated November 27, 1978, from Colony Associates, L.P. to
                  GBHC. (Exhibit 10.13)

          10.7 -- Employment Agreement dated as of July 28, 1998, between GBHC and John P. Belisle

      ++++10.8 -- Settlement Agreement dated as of September 2, 1998 by and among Greate Bay Hotel and Casino, Inc., GB Holdings, Inc., GB Property Funding Corp., on one side, and Greate Bay Casino Corporation, PHC Acquisition Corp., Lieber Check Cashing,
                  LLC, Jack E, Pratt, William D. Pratt Jr., and Edward T.
                  Pratt, Jr., and Hollywood Casino Corporation, on the other. (Exhibit 10.1)

     +++++10.9 -- Agreement by and among GBHC, Holdings, GB Property Funding and
                  Advanced Casino Systems International, Inc. ("ACSI"), on the one hand, and GBCC, NJMI, PCC, PRT Funding Corp., PPI Corporation, ACSC and HCC, on the other, dated June 27, 1998. (Exhibit 10.1)

    +++++10.10 -- Software License Agreement by and between ACSC, ACSI, Computer
                  Management Systems International, and GBHC dated June 27, 1998. (Exhibit 10.2)

         10.11 -- First amendment to employment agreement dated as of June 12, 1998 between GBHC and Gary Luderitz.

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

----------

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

        +++ Incorporated by reference from the exhibit shown in parenthesis to GB Property Funding's Annual report on Form 10-K for the year ended December 31, 1997.

       ++++ Incorporated by reference from the exhibit shown in parenthesis to GB Property Funding's Quarterly report on Form 10-Q for the quarter ended September 30, 1998.

      +++++ Incorporated by reference from the exhibit shown in parenthesis to GB Property Funding's Quarterly report on Form 10-Q for the quarter ended June 30, 1998.

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

(B) REPORTS ON FORM 8-K

     None of the Registrants filed any reports on Form 8-K during the quarter ended December 31, 1998. A report on Form 8-K was filed on January 9, 1998 to report the filing on January 5, 1998 of petitions for relief under Chapter 11 of the United States Bankruptcy Code by Holdings, GB Property Funding and GBHC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on April 14, 1999.


                                            GB PROPERTY FUNDING CORP.


                                            By: /s/ TIMOTHY A. EBLING
                                                -------------------------------
                                                   Timothy A. Ebling
                                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         SIGNATURE                   TITLE                            DATE
         ---------                   -----                            ----

/s/ FREDERICK H. KRAUS        Executive Vice President,           April 14, 1999
-------------------------       General Counsel, Secretary
    Frederick H. Kraus          and Director


/s/  TIMOTHY A. EBLING        Executive Vice President,           April 14, 1999
-------------------------       Chief Financial Officer,
     Timothy A. Ebling          Principal Accounting Officer,
                                and Director


/s/  J. TIMOTHY SMITH         Director                            April 14, 1999
-------------------------
     J. Timothy Smith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on April 14, 1999.


                                            GB HOLDINGS, INC.


                                            By: /s/ TIMOTHY A. EBLING
                                                -------------------------------
                                                   Timothy A. Ebling
                                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         SIGNATURE                   TITLE                            DATE
         ---------                   -----                            ----

/s/ FREDERICK H. KRAUS        Executive Vice President,           April 14, 1999
-------------------------       General Counsel, Secretary
    Frederick H. Kraus          and Director


/s/  TIMOTHY A. EBLING        Executive Vice President,           April 14, 1999
-------------------------       Chief Financial Officer,
     Timothy A. Ebling          Principal Accounting Officer,
                                and Director


/s/  J. TIMOTHY SMITH         Director                            April 14, 1999
-------------------------
     J. Timothy Smith

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

GB HOLDINGS, INC. AND SUBSIDIARIES

     -    Report of Independent Public Accountants

     -    Schedule I; Condensed Financial Information of Registrant

          -    Balance Sheets

          -    Statements of Operations

          -    Statements of Cash Flows

          -    Notes to Parent Company Financial Statements

     -    Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of GB Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 13, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 13, 1999

                                                                      SCHEDULE I
                                                                        PAGE 1

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                GB HOLDINGS, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                          DECEMBER 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------

Investment in and advances to consolidated
   subsidiaries                                  $      1,000      $      1,000
                                                 ------------      ------------

      Total assets                               $      1,000      $      1,000
                                                 ============      ============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Investment in and advances to consolidated
   subsidiary                                    $ 42,741,000      $ 58,600,000
Due to affiliate                                        1,000             1,000
                                                 ------------      ------------

Shareholder's deficit:
   Common stock, $1.00 par value per share,
      1,000 shares authorized and outstanding           1,000             1,000
   Additional paid-in-capital                      27,946,000        18,438,000
   Accumulated deficit                            (70,688,000)      (77,039,000)
                                                 ------------      ------------

      Total shareholder's deficit                 (42,741,000)      (58,600,000)
                                                 ------------      ------------

Total liabilities and shareholder's deficit      $      1,000      $      1,000
                                                 ============      ============

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE 1
                                                                        PAGE 2

                             GB HOLDINGS, INC. AND SUBSIDIARIES
                         (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                      GB HOLDINGS, INC.
                                      (PARENT COMPANY)

                                  STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                1998             1997              1996
                                            ------------     ------------      ------------
Equity in income (loss) of consolidated
   subsidiaries                             $  6,351,000     $(37,656,000)     $(31,370,000)
                                            ------------     ------------      ------------

Net income (loss)                           $  6,351,000     $(37,656,000)     $(31,370,000)
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

                                                                      SCHEDULE I
                                                                        PAGE 3

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                GB HOLDINGS, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                           YEAR ENDED DECEMBER 31,
                              -----------------------------------------------
                                 1998              1997               1996
                              -----------     --------------     ------------

Net change in cash            $      --       $         --       $       --
Cash at beginning of year            --                 --               --
                              -----------     --------------     ------------

Cash at end of year           $      --       $         --       $       --
                              ===========     ==============     ============

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

                                                                      SCHEDULE I
                                                                        PAGE 4

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                GB HOLDINGS, INC.
                                (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying condensed parent company financial statements have been prepared assuming that GB Holdings, Inc. ("Holdings") will continue as a going concern. Holdings has experienced significant losses and has a net capital deficiency of $42,741,000 at December 31, 1998. As discussed below, on January 5, 1998, Holdings filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Management is in the process of seeking sponsor(s) for a plan of reorganization which requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on Holdings' ability to achieve successful future operations. The accompanying condensed parent company financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern.

(2) GUARANTEE OF REGISTRANT

     Holdings has unconditionally guaranteed the debt obligations of GB Property Funding Corp. ("GB Property Funding"), a wholly owned subsidiary, as to the timely payment of principal, premium, if any, and interest (see Note 3).

(3) DEBT REORGANIZATION

     On January 5, 1998, Holdings, GB Property Funding and Greate Bay Hotel and Casino, Inc. ("GBHC"), both wholly owned subsidiaries of Holdings, (collectively the "Debtors"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey to restructure $185,000,000 original principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding for the benefit of GBHC. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officer and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On May 11, 1998, August 10, 1998 and on November 9, 1998, as a result of motions filed by the Debtors, the Bankruptcy Court extended the exclusive period during which only the Debtors may file a plan of reorganization for 90 days until August 10, 1998, for another 90 days until November 9, 1998, and for another 60 days until January 11, 1999, respectively. On January 11, 1999, the exclusivity period expired and, as a result, any party in interest may file a plan of reorganization.


                                                                                                                SCHEDULE II

                                             GB HOLDINGS, INC. AND SUBSIDIARIES
                                         (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                             VALUATION AND QUALIFYING ACCOUNTS
                                                               ADDITIONS
                                                   ------------------------------
                                                      AMOUNTS
                                  BALANCE AT         CHARGED TO       AMOUNTS                                   BALANCE
                                   BEGINNING         COSTS AND       CHARGED TO                                  AT END
                                   OF PERIOD         EXPENSES      OTHER ACCOUNTS         DEDUCTIONS           OF PERIOD
                                  ------------     ------------    --------------        ------------         ------------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful
    accounts receivable           $ 14,955,000     $  1,667,000     $       --           $ (4,769,000)(1)     $ 11,853,000
  Allowance on
    affiliate receivables            9,650,000          936,000             --                   --             10,586,000
  Allowance for obligatory
    investments                      5,571,000        2,724,000          305,000(2)           (72,000)(3)        8,528,000
                                  ------------     ------------     ------------         ------------         ------------
                                  $ 30,176,000     $  5,327,000     $    305,000         $ (4,841,000)        $ 30,967,000
                                  ============     ============     ============         ============         ============

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful
    accounts receivable           $ 15,524,000     $  3,195,000             --           $ (3,764,000)(1)     $ 14,955,000
  Allowance on
    affiliate receivables                 --          9,650,000             --                   --              9,650,000
  Allowance for obligatory
    investments                      4,401,000        1,241,000             --                (71,000)(3)        5,571,000
                                  ------------     ------------     ------------         ------------         ------------

                                  $ 19,925,000     $ 14,086,000     $       --           $ (3,835,000)        $ 30,176,000
                                  ============     ============     ============         ============         ============

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
    accounts receivable           $ 16,494,000     $  2,167,000             --           $ (3,137,000)(1)     $ 15,524,000
  Allowance for obligatory
    investments                      3,792,000        1,344,000             --               (735,000)(3)        4,401,000
                                  ------------     ------------     ------------         ------------         ------------

                                  $ 20,286,000     $  3,511,000     $       --           $ (3,872,000)        $ 19,925,000
                                  ============     ============     ============         ============         ============

----------

(1)  Represents net write-offs of uncollectible accounts.

(2) Represents allowance on return of unused funds by the Casino Reinvestment Development Authority for a specific project.

(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.