Form 10-Q
period 1999-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1999-05-17
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                                     ------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number        33-69716
                       ----------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
           -----------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

                 DELAWARE                                  75-2502290
                 DELAWARE                                  75-2502293
                NEW JERSEY                                 22-2242014
     ---------------------------------               ---------------------
     (States or other jurisdictions of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.'s)

      c/o Sands Hotel & Casino
   Indiana Avenue & Brighton Park
     Atlantic City, New Jersey                          08401
----------------------------------------          ----------------
(Address of principal executive offices)             (Zip Code)

(Registrants' telephone number, including area code): (609) 441-4517
                                                      --------------

                               (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Registrant                        Class              Outstanding at May 10, 1999
-------------------------   -----------------------------  ---------------------------
GB Property Funding Corp.   Common stock, $1.00 par value         1,000 shares
    GB Holdings, Inc.       Common stock, $1.00 par value         1,000 shares
Greate Bay Hotel and
    Casino, Inc.            Common stock, no par value              100 shares

PART I: FINANCIAL INFORMATION

Introductory Notes to Financial Statements

      The registered securities consist of 10 7/8% First Mortgage Notes (the "First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding"). GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at 136 S. Kentucky Avenue, Atlantic City, New Jersey 08401, and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

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

On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined in Note 1 to Holdings financial statements, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On January 11, 1999, the exclusivity period during which only the Debtors may file a plan of reorganization expired and, as a result, any party in interest may file a plan of reorganization. A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Casino Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place on the effective date of the confirmation of a plan of reorganization.

      Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results to be reported for the full year.

      The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1999, their respective results of operations for the three month periods ended March 31, 1999 and 1998, and their respective cash flows for the three month periods ended March 31, 1999 and 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in GB Property Funding's, Holdings' and GBHC's 1998 Annual Report on Form 10-K.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    March 31,     December 31,

                                                      1999            1998
                                                  ------------    ------------

Current Asset:
  Cash                                            $      1,000    $      1,000

Interest Receivable from Affiliate                   9,373,000       9,373,000

Note Receivable from Affiliate                     182,202,000     182,243,000
                                                  ------------    ------------

                                                  $191,576,000    $191,617,000
                                                  ============    ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Subject to Compromise:

  Accrued interest payable                        $  9,373,000    $ 9,373,000

  Long-term debt                                   182,202,000    182,243,000
                                                  ------------    -----------

                                                   191,575,000    191,616,000

Commitments and Contingencies

Shareholder's Equity:
  Common stock, $1.00 par value per share,
   1,000 shares authorized and outstanding               1,000           1,000
                                                  ------------    ------------

                                                  $191,576,000    $191,617,000
                                                  ============    ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------

Revenues:
  Interest income                                           $     --    $221,000

Expenses:
  Interest expense (contractual interest of
   $4,955,000 and $4,962,000, respectively, for the
   three months ended March 31, 1999 and 1998)                    --     221,000
                                                            --------    --------

  Net income                                                $     --    $     --
                                                            ========    ========

      The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------

OPERATING ACTIVITIES:
  Net income                                             $      --    $      --
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in interest receivable from affiliate               --     (221,000)
   Increase in accrued interest payable                         --      221,000
                                                         ---------    ---------

     Net cash provided by operating activities                  --           --

   Cash at beginning of period                               1,000        1,000
                                                         ---------    ---------

   Cash at end of period                                 $   1,000    $   1,000
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

                           GB PROPERTY FUNDING CORP.
           (Debtor-in Possession, wholly owned by GB Holdings, Inc.)

                        NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Organization and Operations

      GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC), also a Delaware corporation, through December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership of Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of Greate Bay Casino Corporation ("GBCC"). PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of GBCC. Holdings was incorporated in September 1993 and, on February 17, 1994, acquired, through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

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

      The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court or approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

                           GB PROPERTY FUNDING CORP.
           (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

      As discussed above, GB Property Funding was formed for the purpose of issuing $185,000,000 of first mortgage notes for the benefit of GBHC (the "First Mortgage Notes"). GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at March 31, 1999, has a note receivable and related accrued interest receivable due from GBHC totaling $191,575,000. GB Property Funding has no operations and the note receivable and the accrued interest receivable represents virtually all of GB Property Fundings' assets. As discussed above, during 1998 the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

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

      The financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of March 31, 1999, and the results of its operations for the three month periods ended March 31, 1999 and 1998 and cash flows for the three month periods ended March 31, 1999 and 1998.

(2) Long-Term Debt

      On February 17, 1994, GB Property Funding issued the First Mortgage Notes due January 15, 2004. Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of First Mortgage Notes which were used to make the July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

      The indenture for the First Mortgage Notes (the "Indenture") contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, to consolidate, to sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the Indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the Indenture, for property and fixture renewals, replacements and betterments at the Sands. The proceeds of the First Mortgage Notes were loaned to GBHC on the same terms and conditions.

                           GB PROPERTY FUNDING CORP.
           (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") as reductions to the outstanding principal of the First Mortgage Notes. Payments amounting to $41,000 and $257,000 for the period ending March 31, 1999 and December 31, 1998, respectively, have been remitted to the Indenture Trustee as the proceeds on the sale of assets.

      No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the three month period ended March 31, 1999 and 1998. Interest receivable and payable with respect to the notes of $9,373,000 are included on the accompanying balance sheet at March 31, 1999 and December 31, 1998 in noncurrent assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

(3) Income Taxes

      As part of an agreement settling an adversary proceeding between the Debtors, on one side, and GBCC, certain of its affiliates, and certain former directors of GBHC on the other, GB Property Funding is included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. As part of this same agreement, GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provision for federal income tax will be calculated and paid on a stand alone basis. Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. GB Property Funding made no federal or state income tax payments during the three month periods ended March 31, 1999 and 1998.

(4) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   March 31,       December 31,
                                                     1999              1998
                                                 -------------    -------------

Current Assets:
  Cash and cash equivalents                      $  24,704,000    $  23,844,000
  Accounts receivable, net of allowances
    of $11,868,000 and $11,920,000,
    respectively                                     7,412,000        7,428,000
  Inventories                                        3,331,000        3,402,000
  Due from affiliates                                  422,000          398,000
  Deferred income taxes                              5,279,000          726,000
  Prepaid expenses and other current assets          2,541,000        2,776,000
                                                 -------------    -------------

   Total current assets                             43,689,000       38,574,000
                                                 -------------    -------------

Property and Equipment:
  Land                                              38,929,000       38,929,000
  Buildings and improvements                       185,508,000      185,508,000
  Operating equipment                              103,260,000       99,854,000
  Construction in progress                           2,356,000        3,939,000
                                                 -------------    -------------

                                                   330,053,000      328,230,000
  Less - accumulated depreciation and
   amortization                                   (184,148,000)    (182,045,000)
                                                 -------------    -------------

  Net property and equipment                       145,905,000      146,185,000
                                                 -------------    -------------

Other Assets:
  Obligatory investments                             8,405,000        8,098,000
  Other assets                                       6,236,000        6,291,000
                                                 -------------    -------------

   Total other assets                               14,641,000       14,389,000
                                                 -------------    -------------

                                                 $ 204,235,000    $ 199,148,000
                                                 =============    =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                   March 31,       December 31,
                                                      1999             1998
                                                 -------------    -------------

Current Liabilities Not Subject to Compromise:
  Current maturities of long-term debt           $      75,000    $      73,000
  Accounts payable                                   3,566,000        4,539,000
  Accrued liabilities -
   Salaries and wages                                4,782,000        3,699,000
   Reorganization costs                              1,667,000        1,310,000
   Insurance                                         1,235,000        1,037,000
   Other                                             6,417,000        6,066,000
  Due to affiliates                                  1,277,000        1,119,000
  Other current liabilities                          2,937,000        3,599,000
                                                 -------------    -------------

   Total current liabilities                        21,956,000       21,442,000
                                                 -------------    -------------

Liabilities Subject to Compromise (Note 3)         218,123,000      218,322,000
                                                 -------------    -------------

Long-Term Debt                                         899,000          918,000
                                                 -------------    -------------

Deferred Taxes and Other Noncurrent
  Liabilities                                        5,508,000        1,207,000
                                                 -------------    -------------

Commitments and Contingencies

Shareholder's Deficit:
  Common stock, $1.00 par value per share;
   1,000 shares authorized and
   outstanding                                           1,000            1,000
  Additional paid-in capital                        27,946,000       27,946,000
  Accumulated deficit                              (70,198,000)     (70,688,000)
                                                 -------------    -------------

   Total shareholder's deficit                     (42,251,000)     (42,741,000)
                                                 -------------    -------------

                                                 $ 204,235,000    $ 199,148,000
                                                 =============    =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------

Revenues:
  Casino                                          $ 53,404,000     $ 51,433,000
  Rooms                                              2,019,000        2,037,000
  Food and beverage                                  6,261,000        5,649,000
  Other                                              1,414,000          877,000
                                                  ------------     ------------

                                                    63,098,000       59,996,000
  Less - promotional allowances                     (5,171,000)      (4,383,000)
                                                  ------------     ------------

   Net revenues                                     57,927,000       55,613,000
                                                  ------------     ------------

Expenses:
  Casino                                            47,466,000       41,780,000
  Rooms                                                765,000          745,000
  Food and beverage                                  2,332,000        2,365,000
  Other                                                954,000          395,000
  General and administrative                         2,683,000        3,981,000
  Depreciation and amortization                      2,857,000        2,899,000
                                                  ------------     ------------

   Total expenses                                   57,057,000       52,165,000
                                                  ------------     ------------

Income from operations                                 870,000        3,448,000
                                                  ------------     ------------

Non-operating income (expense):
  Interest income                                      141,000          528,000
  Interest expense (contractual
    interest of $5,523,000 and
    $5,796,000, respectively,
    for the three months ended
    March 31, 1999 and 1998)                           (20,000)        (268,000)
  Gain on disposal of assets                            28,000           28,000
                                                  ------------     ------------

   Total non-operating income, net                     149,000          288,000
                                                  ------------     ------------

Income before income taxes and
  other item                                         1,019,000        3,736,000
  Income tax provision                                      --               --
                                                  ------------     ------------

Income before other item                             1,019,000        3,736,000
  Reorganization and other related costs              (529,000)      (1,101,000)
                                                  ------------     ------------


Net income                                        $    490,000     $  2,635,000
                                                  ============     ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
OPERATING ACTIVITIES:
  Net income                                      $    490,000     $  2,635,000
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization                    2,857,000        2,899,000
    Gain on disposal of assets                         (28,000)         (28,000)
    Provision for doubtful accounts                    475,000          349,000
    Increase in accounts receivable                   (459,000)        (183,000)
    Increase in accounts payable and
      accrued expenses                               1,016,000        2,508,000
    Net change in other current
      assets and liabilities                          (431,000)        (377,000)
    Net change in other noncurrent
      assets and liabilities                          (158,000)              --
                                                  ------------     ------------

      Net cash provided by operating
        activities                                   3,762,000        7,803,000
                                                  ------------     ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                (2,208,000)      (1,358,000)
  Proceeds from disposal of assets                      28,000           28,000
  Obligatory investments                              (664,000)        (636,000)
                                                  ------------     ------------

    Net cash used in investing activities           (2,844,000)      (1,966,000)
                                                  ------------     ------------

FINANCING ACTIVITIES:

    Repayments of long-term debt                       (58,000)          (3,000)
                                                  ------------     ------------

    Net cash used in financing activities              (58,000)          (3,000)
                                                  ------------     ------------

    Net increase in cash and cash
      equivalents                                      860,000        5,834,000
        Cash and cash equivalents at
          beginning of period                       23,844,000       13,871,000
                                                  ------------     ------------

        Cash and cash equivalents at
          end of period                           $ 24,704,000     $ 19,705,000
                                                  ============     ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc., a newly formed entity, controlled by certain stockholders of GBCC ("PBV"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2). Holdings has no operating activities and its only significant asset is its investment in GBHC.

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey (see Note 7). The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC, GB Property Funding, and, as of September 2, 1998, Lieber. All significant intercompany balances and transactions have been eliminated.

      GBHC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

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

      The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code", and include disclosure of liabilities subject to compromise (see Note 3). Holdings has experienced

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

significant losses and has a net capital deficiency of $42,251,000 at March 31, 1999. On January 5, 1998, Holdings, GBHC and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On January 11, 1999, the exclusivity period during which only the Debtors may file a plan of reorganization expired and, as a result, any party in interest may file a plan of reorganization. A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Casino Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place on the effective date of the confirmation of a plan of reorganization.

      Prior to July 8, 1998, New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license from the same affiliate for, the software used in its operations. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement (see Note 5).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants"), seeking to recover the Lieber Parcel and the Option Agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, reached an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and December 31, 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. The Second Settlement Agreement also resulted in the non-cash settlement of certain outstanding intercompany transactions, and the transfer of the membership interests in Lieber to GBHC, and the assignment of the Option Agreement for the Option Parcels to Lieber (see Note 7).

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

      As discussed above, GBHC filed for protection under the Bankruptcy Code. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place on the effective date of the confirmation of a plan of reorganization.

      The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of March 31, 1999, the results of its operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(2) Long-Term Debt and Pledge of Assets

    Long term debt is comprised of the following:

                                                      March 31,    December 31,
                                                        1999           1998
                                                    ------------   ------------

10 7/8% first mortgage notes, due 2004 (a)          $182,202,000   $182,243,000
14 5/8% affiliate loan, due 2005 (b)                  10,000,000     10,000,000
Lieber Mortgage (c)                                      558,000        572,000
Other                                                    416,000        419,000
                                                    ------------   ------------

   Total indebtedness                                193,176,000    193,234,000
Less - current maturities                                (75,000)       (73,000)
Less - debt subject to compromise (Note 3)          (192,202,000)  (192,243,000)
                                                    ------------   ------------

   Total long-term debt                             $    899,000   $    918,000
                                                    ============   ============

----------
(a) On February 17, 1994, GBHC obtained $185,000,000 from GB Property Funding, which issued $185,000,000 of first mortgage notes due January 15, 2004 (the "First Mortgage Notes"). Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount during May 1997, which it used during June 1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

      Subject to certain exceptions in the Security Agreement, substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. GBHC filed a motion in the Bankruptcy Court, seeking to use "Cash Collateral", as defined by 11 U.S.C. ss.363. By opinion filed April 3, 1998 (the "Opinion"), the Bankruptcy Court granted GBHC the right to use "Cash Collateral" subject to providing certain adequate protection in favor of the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") and concluded, among other things, that the Indenture Trustee did not have a perfected security interest in GBHC's deposit accounts or cash generated from casino revenues. An order was entered in conformity with the Opinion dated May

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      5, 1998. The Indenture Trustee took an appeal of the order to the United States District Court for the District of New Jersey. On March 19, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. The Indenture Trustee has now filed an appeal with the United States Court of Appeals for the Third Circuit.

      The Indenture for the First Mortgage Notes (the "Indenture") contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, to consolidate, to sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the Indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the Indenture, for property and fixture renewals, replacements and betterments at the Sands.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Payments amounting to $41,000 and $257,000 for the periods ending March 31, 1999 and December 31, 1998, respectively, have been remitted to the Indenture Trustee as the proceeds on the sale of assets.

(b) On February 17, 1994, GBHC issued to PRT Funding Corp., an affiliate, a $10,000,000 promissory note, which is subordinated to the First Mortgage Notes (the "PRT Subordinated Note"). The PRT Subordinated Note is due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, which was payable semiannually commencing August 17, 1994, and payment was subject to certain conditions including the maintenance of average daily cash balances required by the Indenture. As a result of such payment restrictions, interest has been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

(c) On September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber (see Note 7) which owns the Lieber Parcel. Principal mortgage indebtedness at the time of acquisition was $591,000 and bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten year payment schedule. The balance of the note is due in July, 2001.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      As a result of the Chapter 11 filing, principal payments with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a plan of reorganization, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note are included in liabilities subject to compromise on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998. Scheduled payments of long-term debt as of March 31, 1999, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

          1999 (nine months)                                $  55,000
          2000                                                 80,000
          2001                                                468,000
          2002                                                 19,000
          2003                                                 21,000
          Thereafter                                          331,000
                                                            ---------

            Total                                           $ 974,000
                                                            =========

      Interest paid amounted to $20,000 and $11,000, respectively, for the three month periods ended March 31, 1999 and 1998. At March 31, 1999 and December 31, 1998 accrued interest on the First Mortgage Notes in the amount of $9,373,000 is presented with liabilities subject to compromise on the accompanying consolidated balance sheet.

(3) Liabilities Subject to Compromise

      Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following:

                                                     March 31,    December 31,
                                                       1999           1998
                                                   ------------   ------------

    Accounts payable and accrued liabilities       $  7,593,000   $  7,751,000
    First Mortgage Notes (Note 2)                   182,202,000    182,243,000
    PRT Subordinated Note (Note 2)                   10,000,000     10,000,000
    Borrowings from affiliate (Note 5)                5,000,000      5,000,000
    Accrued interest (Note 5)                        12,855,000     12,855,000
    Due to affiliates                                   473,000        473,000
                                                   ------------   ------------

      Total                                        $218,123,000   $218,322,000
                                                   ============   ============

(4) Income Taxes

      As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

purposes and, in accordance therewith, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income tax is calculated and paid on a stand alone basis. Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off").

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment, and other expenses. Holdings made no federal or state income tax payments during the three month periods ended March 31, 1999 and 1998.

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

      At March 31, 1999, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have advised Holdings that Holdings should have approximately $13 million in NOL's available subsequent to December 31, 1998. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 1999.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which Holdings' was included. Representatives of HCC have advised Holdings that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of Holdings. In addition, during 1998 HCC reported that it may be required to file an amended federal tax return for calender year 1996 and that it may experience a material increase in income tax liability as a result of the Spin Off. However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due, without contribution from the Debtors, that are attributable to the Spin Off.

(5) Transactions with Related Parties

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

      Fees under the Management Agreement are included in general and administrative expenses on the accompanying consolidated financial statements and amounted to $1,166,000 during the three month period ended March 31, 1998. As a result of the Second Settlement Agreement and the Rejection Motion, no such fees were incurred for the three month period ended March 31, 1999. Amounts payable under the Settlement Agreement to NJMI and included in due to affiliates on the accompanying consolidated balance sheet at March 31, 1999 amounted to $199,000. Fees payable under the Management Agreement of $145,000 are included in liabilities subject to compromise on the accompanying consolidated balance sheet

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

at March 31, 1999, and are subject to the defenses and offsets reserved under the Second Settlement Agreement.

      GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $60,000 and $61,000, respectively, for the three month periods ended March 31, 1999 and 1998. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. ss.362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey.

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at March 31, 1999, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrued at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $5,147,000 and $4,914,000 at March 31, 1999 and December 31, 1998,
respectively, are fully reserved as collection of the receivables is uncertain.

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

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). At both March 31, 1999 and December 31,

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

1998, interest accrued on the PCC Subordinated Note amounted to $728,000, respectively, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

      Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       1999            1998
                                                     ---------      ---------

Net Borrowings/(Advances)                            $      --      $  20,000
PRT Subordinated Note (Note 2)                              --         16,000

      Interest accrued on the PRT Subordinated Note (Note 2) of $2,754,000 is included in liabilities subject to compromise on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998.

      Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This amount is included in due to affiliates in the accompanying consolidated balance sheets at March 31, 1999, and December 31, 1998.

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       1999            1998
                                                     ---------      ---------

Billings to affiliates                               $  24,000      $  70,000
Charges from affiliates                                313,000        231,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(6) Legal Proceedings

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

      On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC, in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (collectively, the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also sought to enjoin the Defendants from using the NOL's of the Debtors (see
Note 4). Effective September 2, 1998, the parties entered into the Second Settlement Agreement resolving, among other things, the Action. The Second Settlement Agreement also resulted in the dismissal of all applications in the Bankruptcy Court related to the Action. The Debtors and the Defendants also entered into mutual and general releases subject to certain exceptions described in the Second Settlement Agreement.

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996, 1997, 1998, and 1999. The City of Atlantic City has also appealed the amount of the assessment of its assessor.

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

(7) Acquisition of Lieber Check Cashing and the Agreement for the Option Parcels

      Effective September 2, 1998, and as part of the Second Settlement Agreement, (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On April 20, 1999, GBHC filed a motion with the Bankruptcy Court seeking approval to close on the Option Agreement for the Option Parcels (the "Closing Motion"). In addition, on May 6, 1999, and subject to Bankruptcy Court approval, Lieber entered into a second amendment to the Option Agreement to set the closing date as September 20, 1999, to increase the down payment by $500,000, and to provide for the right to seek certain state and local land use approvals prior to the closing date without violation of the Option Agreement (the "Amendment"). On May 10, 1999, the Bankruptcy Court granted the Closing Motion and approved the Amendment. On May 10, 1999, $500,000 was paid to the Escrow Agent under the Option Agreement as required by the Amendment. The purchase price of the Option Parcels is $10 million, $2.5 million of which has been paid and $7.5 million of which is due at closing on September 20, 1999. Upon closing under the Option Agreement, GBHC plans to demolish the existing structures and to provide for a new front entrance to the Sands' facility. This demolition and renovation is expected to cost approximately $5.1 million and is expected to be completed by the first half of 2000. The $7.5 million to be paid at closing and the $5.1 million for demolition and renovation will be funded through available cash.

      Principal mortgage indebtedness of Lieber outstanding at the acquisition date of the Lieber membership interests was $591,000 (see Note 2). The assets, liabilities, and results of operations of Lieber at the date of such acquisition are not material to the consolidated financial statements. Accordingly, pro forma financial information has not been provided. These transactions were accounted for by the purchase method of accounting, and, as such, the accompanying consolidated financial statements include results of operations of Lieber as of September 2, 1998.

(8) Reclassifications

      Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

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

LIQUIDITY AND CAPITAL RESOURCES

      Holdings owns GBHC which owns the Sands in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and to fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. However, over time, the competitive position of the Sands was impaired, which was due, in part, to insufficient capital expenditures. As a result, and due to adverse weather in the first quarter of 1996, declines in hold percentages in 1996, and increased marketing expenses in 1996 on an industry wide basis, cash flow decreased significantly in 1996 and improved in 1997, but remained significantly below historical levels. These declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the First Mortgage Notes.

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions seeking protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and
J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On January 11, 1999, the exclusivity period during which only the Debtors may file a plan of reorganization expired and, as a result, any party in interest may file a plan of reorganization. A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the Casino Commission. There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. As a result of the filings, GBHC has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The capital expenditure program in the amount of approximately $13.6 million was approved in March, 1998. The renovations of the hotel suites has commenced and GBHC expects to substantially complete the renovations in early 2000. The replacement and upgrading of slot machines has commenced and is substantially completed, with approximately 50 slot machines remaining to be replaced by the end of 1999.

      Operating Activities

      At March 31, 1999, GBHC had cash and cash equivalents of $24.7 million. During the three month period ended March 31, 1999, net cash provided by operating activities was $3.8 million compared with net cash provided by operating activities of $7.8 million during the same period in 1998. GBHC utilized cash from operations, in part, during the first three months of 1999 to fund capital additions totaling $2.2 million and to make obligatory investments of $664,000.

      Financing Activities

      Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the Subordinated Notes, which are subject to reorganization, total scheduled maturities of long-term debt during the remainder of 1999 are $55,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. During the current period, $41,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment.

      Investing Activities

      Effective September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the Escrow Agent under the Option Agreement as required by the Amendment. On May 10, 1999, the Bankruptcy Court approved the Closing Motion filed by GBHC seeking approval to close on the Option Agreement. On May 10, 1999, $500,000 was paid to the owner of the Option Parcels to accelerate the closing on the Option Parcels to September 20, 1999. The purchase price of the Option Parcels is $10 million, $2.5 million of which has been previously paid and $7.5 million of which is due at closing on September 20, 1999. Upon closing on the Option Agreement, GBHC plans to demolish the existing structures and to provide for a new front entrance to the Sands' facility. This

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

demolition and renovation is expected to cost approximately $5.1 million and is expected to be completed by the first half of 2000. The $7.5 million to be paid at closing and the $5.1 million for demolition and renovation will be funded through available cash.

      Capital expenditures at the Sands during the three month period ended March 31, 1999 amounted to $2.2 million and management anticipates capital expenditures during the remainder of 1999 will be approximately $10.2 million. In addition to capital expenditures in the ordinary course of business totaling approximately $5.0 million, capital expenditures during 1999 will include approximately $7.4 million of a $13.6 million, two-year capital expenditure program approved by the Bankruptcy Court. Of this $7.4 million, it is anticipated that $4.4 million will be expended on the ongoing room and suite renovations and $3.0 million will be expended for slot machines and related equipment.

      The Sands is required by the New Jersey Casino Control Act ("Casino Act") to make certain deposits with the Casino Reinvestment Development Authority, a governmental agency which administers the deposits required by casino licensees under the Casino Act. Deposit requirements for the first three months of 1999 totaled $664,000 and are anticipated to be approximately $2.2 million during the remainder of 1999.

      Summary

      On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the Casino Commission. As a result of the filing, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on the First Mortgage Notes and on the Subordinated Notes for periods subsequent to the filing has been suspended. Management believes that cash flows generated from operations during 1999 will be sufficient to meet its operating plan.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

      Gaming Operations

      The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                                      Three Months Ended
                                                           March 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------         ------------
                                              (in thousands, except percentages)

Revenues:
  Slot machines                               $     34,750         $     33,793
  Table games                                       17,959               16,953
  Other (1)                                            695                  687
                                              ------------         ------------

   Total                                      $     53,404         $     51,433
                                              ============         ============

Slot machines:
  Gross Wagering (Handle) (2)                 $    438,841         $    410,120
                                              ============         ============

  Hold Percentages: (3, 4)
   Sands                                               7.9%                 8.2%
   Atlantic City                                       8.2%                 8.3%

Table games:
  Gross Wagering (Drop) (2)                   $    102,738         $     95,645
                                              ============         ============

  Hold Percentages: (3, 4)
   Sands                                              17.5%                17.7%
   Atlantic City                                      15.9%                15.4%

----------
(1)   Consists of revenues from poker and simulcast horse racing wagering.

(2) Gross wagering consists of the total value of coins wagered in slot machines (the "handle") and the total value of chips purchased for table games (the "drop"), excluding poker. Gross wagering for 1998 also includes drop for Keno wagering, however, Keno was discontinued in September of 1998.

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

(4) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; industry percentages have been calculated based on information made available from the Casino Commission.

      Slot machine handle increased $28.7 million (7.0%) during the three month period ended March 31, 1999 compared with the same period of 1998. The Sands' change in slot machine handle compares with increases of 1.2% in handle for all other Atlantic City casinos during the same time period. As a result, the Sands' slot machine market share (expressed as a percentage of the Atlantic City industry aggregate slot machine handle) increased to 5.5% from 5.2% during the three month period ended March 31, 1999 as compared to the same period in 1998. The number of slot machines have decreased slightly at the Sands since the first quarter of 1998. Expansions of other Atlantic City casinos resulted in an increase of approximately 29,000 square feet of gaming space and 1,100 additional slot machines compared to March 31, 1998. While the number of slot machines has decreased slightly at the Sands, beginning in 1998 and continuing into 1999 older slot machines have been replaced with new and more popular machines as part of the Sands capital expenditure plan, which was approved by the Bankruptcy Court, and which has had a positive impact on slot machine handle. The increase in slot machine handle is also attributable to increased and aggressive coin incentive marketing programs directed at bus passengers, a market segment which historically plays slot machines.

      Table game drop at the Sands increased $7.1 million (7.4%) during the three month period ended March 31, 1999 compared with the same period of 1998. The Sands' increases compare to a decreases of 6.7% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share increased to 6.1% during the three month period ended March 31, 1999 from 5.3%, during the same period of 1998. The Sands' table game drop increases are attributable to increases in patron volume from both the rated and the unrated market segment. This increase in the rated segment patron volume is a result of managements focus on the "mid" to "high" end patron through increased marketing programs directed at this segment, including increased headline entertainment and events. The increase in the unrated segment is a result of managements efforts to cultivate new players through review show entertainment and aggressive advertising campaigns.

      Revenues

      Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $2.0 million (3.8%) for the three month period ended March 31, 1999 compared with the same period of 1999. Increases in table game and slot machine wagering were offset slightly by the decreases in both table game and slot machine hold percentages.

      Rooms revenue did not change significantly during the three month period ended March 31, 1999 compared with the same period in 1998. Food and beverage revenues increased $612,000 (10.8%) during the three month period ended March 31, 1999 compared with the prior year period. This increase is a result of increased banquet activity and the reopening of a previously closed gourmet buffet outlet. Other

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

revenues increased $537,000 (61.2%) during the three month period ended March 31, 1999 compared to the prior year period as a result of an increase in theater entertainment revenue, and the opening of a gift shop.

      Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances increased to 53.3% during the three month period ended March 31, 1999 from 51.1% during the same period of 1998. This increase is primarily attributable to an increase in marketing programs and other promotional activities directed at increasing patron volume.

      Departmental Expenses

      Casino expenses at the Sands increased $5.7 million (13.6%) during the three month period ended March 31, 1999 compared with the same period in 1998. This increase is due to an increase in marketing and advertising expenses during 1999 including coin incentive programs. This increased marketing activity also resulted in an increase in the allocation of rooms, food and beverage and other expenses to casino expense.

      Rooms expense and food and beverage expense did not change significantly during the three month period ended March 31, 1999 compared with the same period during 1998. Other expenses increased $559,000 (141.5%) during the three month period ended March 31, 1999 compared to the 1998 period due to increased costs with respect to theater entertainment.

      General and Administrative

      General and administrative expenses decreased $1.3 million (32.6%) during the three month period ended March 31, 1999 compared to the same period of 1998. Management fee expenses incurred by the Sands decreased by $1.2 million (100%) during the three month period during 1999 compared to the prior year period as a result of the filing of the Rejection Motion and the Settlement Agreement and Second Settlement Agreement.

      Depreciation and Amortization

      Depreciation and amortization expense did not change significantly during the three month period ended March 31, 1999 as compared with the prior year period.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Interest

      Interest income decreased $387,000 (73.3%) during the three month period ended March 31, 1999 compared to the same period during 1998. Interest earned during 1998 included a one time interest payment received on obligatory investments.

      Interest expense decreased $248,000 (92.5%) during the three month period ended March 31, 1999 compared to the same period of the prior year. As discussed in Notes 2 and 5 to Holdings' consolidated financial statements, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 5, 1998. As a result, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes and other affiliate advances for periods subsequent to the filing has been suspended.

      Income Tax

      Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC, the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As required by the Second Settlement Agreement, and effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provision for federal income taxes will be calculated and paid on a stand alone basis. As part of the Second Settlement Agreement, (see Note 1 ), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998.

      At March 31, 1999, Holdings and its subsidiaries have deferred tax assets including NOL's. The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and it's subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have advised Holdings that Holdings should have approximately $13 million in NOL's available subsequent to December 31, 1998. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On January 11, 1999, the exclusivity period during which only the Debtors may file a plan of reorganization expired and, as a result, any party in interest may file a plan of reorganization.

Item 3. Defaults Upon Senior Securities

      As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of First Mortgage Notes issued by GB Property Funding are in default. The debt service payments due subsequent to January 5, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Through May 13, 1999, $375,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment. The accrual of interest on the First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $36,347,000 as of May 13, 1999.

Item 6.(a) - Reports on Form 8-K

      The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                             -------------------------------
                                                       Registrants

Date:      May 14, 1999                   By: /s/   Timothy A. Ebling
      ----------------------                 -------------------------------
                                                    Timothy A. Ebling
                                             Executive Vice President, Chief
                                             Financial Officer and Principal
                                                   Accounting Officer