Form 10-Q
period 1999-06-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1999-08-16
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number  33-69716
                       ----------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                 75-2502290
              DELAWARE                                 75-2502293
             NEW JERSEY                                22-2242014
----------------------------------------   -------------------------------------
  (States or other jurisdictions of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.'s)

      c/o Sands Hotel & Casino
   Indiana Avenue & Brighton Park
     Atlantic City, New Jersey                           08401
----------------------------------------   -------------------------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                                 Outstanding at
           Registrant                       Class                August 10, 1999
--------------------------------       ---------------           ---------------
GB Property Funding Corp.               Common stock,             1,000 shares
                                       $1.00 par value
    GB Holdings, Inc.                   Common stock,             1,000 shares
                                       $1.00 par value
Greate Bay Hotel and Casino, Inc.       Common  stock,             100 shares
                                         no par value

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

      GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings'assets and operations relate to the Sands.

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

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement (the "Plan"), which provides for, among other things, the distribution to holders of the First Mortgage Notes by GB Property Funding of $80,000,000 principal amount of new First Mortgage Notes and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. Subsequent to the filing of the Plan, and at the request of certain creditors, the Debtors agreed to adjourn the hearing on the adequacy of the disclosure statement that was scheduled for August 2, 1999. The disclosure statement hearing is presently scheduled for September 7, 1999 and any revisions to the Plan must be filed with the Bankruptcy Court by August 23, 1999.

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

      Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results to be reported for the full year.

      The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1999, their respective results of operations for the three and six month periods ended June 30, 1999 and 1998, and their respective cash flows for the six month periods ended June 30, 1999 and 1998.

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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    June 30,      December 31,
                                                      1999           1998
                                                  ------------   ------------

Current Asset:
  Cash                                            $      1,000   $      1,000

Interest Receivable from Affiliate                   9,373,000      9,373,000

Note Receivable from Affiliate                     182,100,000    182,243,000
                                                  ------------   ------------
                                                  $191,474,000   $191,617,000

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Subject to Compromise:

  Accrued interest payable                        $  9,373,000   $  9,373,000

  Long-term debt                                   182,100,000    182,243,000
                                                  ------------   ------------
                                                   191,473,000    191,616,000
Commitments and Contingencies

Shareholder's Equity:
  Common stock, $1.00 par value per share,
   1,000 shares authorized and outstanding               1,000          1,000
                                                  ------------   ------------
                                                  $191,474,000   $191,617,000
                                                  ============   ============

      The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------

Revenues:
  Interest income (Note 2)                                  $     --    $     --

Expenses:
  Interest expense (contractual interest of
   $4,951,000 and $4,961,000, respectively, for the
   three months ended June 30, 1999 and 1998)                     --          --
                                                            --------    --------

  Net income                                                $     --    $     --
                                                            ========    ========

      The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------

Revenues:
  Interest income (Note 2)                                   $     --   $221,000

Expenses:
  Interest expense (contractual interest of $9,906,000 and
  $9,923,000, respectively, for the six months ended
  June 30, 1999 and 1998)                                          --    221,000
                                                             --------   --------

  Net income                                                 $     --   $     --
                                                             ========   ========

      The accompanying introductory notes and notes to financial statements are an integral part of these financial statements

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------

OPERATING ACTIVITIES:
  Net income                                             $      --    $      --
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in interest receivable from affiliate               --     (221,000)
   Increase in accrued interest payable                         --      221,000
                                                         ---------    ---------

     Net cash provided by operating activities                  --           --

   Cash at beginning of period                               1,000        1,000
                                                         ---------    ---------

   Cash at end of period                                 $   1,000    $   1,000
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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in Possession, wholly owned by GB Holdings, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Operations

      GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation, through December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership of Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of Greate Bay Casino Corporation ("GBCC"). PCC was incorporated during September 1993 and is wholly owned by PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of GBCC. Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 of first mortgage notes (the "First Mortgage Notes") for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

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

      The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement (the "Plan") which provides for, among other things, the distribution to holders of the First Mortgage Notes of $80,000,000 principal amount of new First Mortgage Notes by GB Property Funding and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. Subsequent to the filing of the Plan, and at the request of certain creditors, the Debtors agreed to adjourn the hearing on the adequacy of the disclosure statement that was scheduled for August 2, 1999. The disclosure statement hearing

                            GB PROPERTY FUNDING CORP.
           (Debtors-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

is presently scheduled for September 7, 1999, and any revisions to the Plan must be filed with the Bankruptcy Court by August 23, 1999.

      A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court or approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

      As discussed above, GB Property Funding was formed for the purpose of issuing the First Mortgage Notes for the benefit of GBHC. GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at June 30, 1999, has a note receivable and related accrued interest receivable due from GBHC totaling $191,473,000. GB Property Funding has no operations and the note receivable and the accrued interest receivable represents virtually all of GB Property Fundings' assets. As discussed above, during 1998 the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

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

      The financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") as reductions to the outstanding principal of the First Mortgage Notes. Payments amounting to $143,000 and $257,000 for the six and twelve month periods ending June 30, 1999 and December 31, 1998, respectively, have been remitted to the Indenture Trustee as the proceeds on the sale of assets.

      No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the six month periods ended June 30, 1999 and 1998. Interest receivable and payable with respect to the notes of $9,373,000 are included on the accompanying balance sheet at June 30, 1999 and December 31, 1998 in noncurrent assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

(3) Income Taxes

      As part of an agreement settling an adversary proceeding between the Debtors, on one side, and GBCC, certain of its affiliates, and certain former directors of GBHC on the other, GB Property Funding is included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. As part of this same agreement, GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provision for federal income taxes will be calculated and paid on a stand alone basis. Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. GB Property Funding made no federal or state income tax payments during the three and six month periods ended June 30, 1999 and 1998.

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

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(4) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    June 30,      December 31,
                                                      1999            1998
                                                 -------------   -------------

Current Assets:
  Cash and cash equivalents                      $  28,033,000   $  23,844,000
  Accounts receivable, net of allowances
   of $11,454,000 and $11,920,000, respectively      8,193,000       7,428,000
  Inventories                                        3,360,000       3,402,000
  Due from affiliates                                  238,000         398,000
  Deferred income taxes                              4,774,000         726,000
  Prepaid expenses and other current assets          3,268,000       2,776,000
                                                 -------------   -------------

   Total current assets                             47,866,000      38,574,000
                                                 -------------   -------------

Property and Equipment:
  Land                                              38,929,000      38,929,000
  Buildings and improvements                       185,508,000     185,508,000
  Operating equipment                              104,340,000      99,854,000
  Construction in progress                           3,469,000       3,939,000
                                                 -------------   -------------

                                                   332,246,000     328,230,000
  Less - accumulated depreciation and
   amortization                                   (185,857,000)   (182,045,000)
                                                 -------------   -------------

  Net property and equipment                       146,389,000     146,185,000
                                                 -------------   -------------

Other Assets:
  Obligatory investments                             8,740,000       8,098,000
  Other assets                                       6,685,000       6,291,000
                                                 -------------   -------------

   Total other assets                               15,425,000      14,389,000
                                                 -------------   -------------

                                                 $ 209,680,000   $ 199,148,000
                                                 =============   =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                    June 30,      December 31,
                                                      1999            1998
                                                 -------------   -------------

Current Liabilities Not Subject to Compromise:
  Current maturities of long-term debt           $      76,000   $      73,000
  Accounts payable                                   4,379,000       4,539,000
  Accrued liabilities -
   Salaries and wages                                4,655,000       3,699,000
   Reorganization costs                              1,681,000       1,310,000
   Insurance                                         1,474,000       1,037,000
   Other                                             6,534,000       6,066,000
  Due to affiliates                                  1,217,000       1,119,000
  Other current liabilities                          3,062,000       3,599,000
                                                 -------------   -------------

   Total current liabilities                        23,078,000      21,442,000
                                                 -------------   -------------

Liabilities Subject to Compromise (Note 3)         217,979,000     218,322,000
                                                 -------------   -------------

Long-Term Debt                                         879,000         918,000
                                                 -------------   -------------

Deferred Taxes and Other Noncurrent Liabilities      5,005,000       1,207,000
                                                 -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
  Common stock, $1.00 par value per share;
   1,000 shares authorized and
   outstanding                                           1,000           1,000
  Additional paid-in capital                        27,946,000      27,946,000
  Accumulated deficit                              (65,208,000)    (70,688,000)
                                                 -------------   -------------

   Total shareholder's deficit                     (37,261,000)    (42,741,000)
                                                 -------------   -------------

                                                 $ 209,680,000   $ 199,148,000
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

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended
                                                                  June 30,
                                                        ---------------------------
                                                            1999           1998
                                                        ------------   ------------
Revenues:
  Casino                                                $ 60,032,000   $ 54,085,000
  Rooms                                                    2,419,000      2,325,000
  Food and beverage                                        6,733,000      6,146,000
  Other                                                    1,267,000        971,000
                                                        ------------   ------------

                                                          70,451,000     63,527,000
  Less - promotional allowances                           (5,564,000)    (5,074,000)
                                                        ------------   ------------

   Net revenues                                           64,887,000     58,453,000
                                                        ------------   ------------

Expenses:
  Casino                                                  49,510,000     46,233,000
  Rooms                                                      812,000        917,000
  Food and beverage                                        2,658,000      2,441,000
  Other                                                      927,000        623,000
  General and administrative                               2,843,000      3,134,000
  Depreciation and amortization                            2,950,000      2,926,000
                                                        ------------   ------------

   Total expenses                                         59,700,000     56,274,000
                                                        ------------   ------------

Income from operations                                     5,187,000      2,179,000
                                                        ------------   ------------

Non-operating income (expense):
  Interest income                                            117,000        181,000
  Interest expense (contractual interest of $5,520,000
   and $5,799,000, respectively, for the three months
   ended June 30, 1999 and 1998)                             (20,000)       (11,000)
  Reorganization and other related costs                    (405,000)    (1,730,000)
  Gain on disposal of assets                                 111,000             --
                                                        ------------   ------------

   Total non-operating expense, net                         (197,000)    (1,560,000)
                                                        ------------   ------------

Income before income taxes                                 4,990,000        619,000
  Income tax provision                                            --             --
                                                        ------------   ------------

Net income                                              $  4,990,000   $    619,000
                                                        ============   ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                 1999            1998
                                                            -------------   -------------
Revenues:
  Casino                                                    $ 113,436,000   $ 105,518,000
  Rooms                                                         4,438,000       4,362,000
  Food and beverage                                            12,994,000      11,795,000
  Other                                                         2,681,000       1,848,000
                                                            -------------   -------------

                                                              133,549,000     123,523,000
  Less - promotional allowances                               (10,735,000)     (9,457,000)
                                                            -------------   -------------

    Net revenues                                              122,814,000     114,066,000
                                                            -------------   -------------

Expenses:
  Casino                                                       96,976,000      88,013,000
  Rooms                                                         1,577,000       1,662,000
  Food and beverage                                             4,990,000       4,806,000
  Other                                                         1,881,000       1,018,000
  General and administrative                                    5,526,000       7,115,000
  Depreciation and amortization                                 5,807,000       5,825,000
                                                            -------------   -------------

     Total expenses                                           116,757,000     108,439,000
                                                            -------------   -------------

Income from operations                                          6,057,000       5,627,000
                                                            -------------   -------------

Non-operating income (expense):
  Interest income                                                 258,000         709,000
  Interest expense (contractual interest of $11,043,000
   and $11,595,000, respectively, for the six months ended
   June 30, 1999 and 1998)                                        (40,000)       (279,000)
  Reorganization and other related costs                         (934,000)     (2,831,000)
  Gain on disposal of assets                                      139,000          28,000
                                                            -------------   -------------

    Total non-operating expense, net                             (577,000)     (2,373,000)
                                                            -------------   -------------
Income before income taxes                                      5,480,000       3,254,000
  Income tax provision                                                 --              --
                                                            -------------   -------------

Net income                                                  $   5,480,000   $   3,254,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                              1999           1998
                                                          ------------   ------------
OPERATING ACTIVITIES:
  Net income                                              $  5,480,000   $  3,254,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Write-off reorganization related costs                           --        881,000
   Depreciation and amortization                             5,807,000      5,825,000
   Gain on disposal of assets                                 (139,000)       (28,000)
   Provision for doubtful accounts                           1,038,000        742,000
   (Increase) decrease in accounts receivable               (1,802,000)        12,000
   Increase in accounts payable and accrued expenses         2,022,000      3,770,000
   Net change in other current assets and liabilities         (996,000)    (1,431,000)
   Net change in other noncurrent assets and liabilities      (700,000)            --
                                                          ------------   ------------

     Net cash provided by operating activities              10,710,000     13,025,000
                                                          ------------   ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                        (5,196,000)    (3,394,000)
  Proceeds from disposal of assets                             139,000         28,000
  Obligatory investments                                    (1,285,000)    (1,226,000)
                                                          ------------   ------------

    Net cash used in investing activities                   (6,342,000)    (4,592,000)
                                                          ------------   ------------

FINANCING ACTIVITIES:

  Repayments of long-term debt                                (179,000)        (6,000)
                                                          ------------   ------------

   Net cash used in financing activities                      (179,000)        (6,000)
                                                          ------------   ------------

   Net increase in cash and cash equivalents                 4,189,000      8,427,000
     Cash and cash equivalents at beginning of period       23,844,000     13,871,000
                                                          ------------   ------------

     Cash and cash equivalents at end of period           $ 28,033,000   $ 22,298,000
                                                          ------------   ------------

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code", and include disclosure of liabilities subject to compromise (see Note 3). Holdings has experienced significant losses and has a net capital deficiency of $37,261,000 at June 30, 1999. On January 5, 1998, Holdings, GBHC and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On January 11, 1999, the exclusivity period during which only the Debtors may file a plan of reorganization expired and, as a result, any party in interest may file a plan of reorganization.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement (the "Plan") which provides for, among other things, the distribution to holders of the First Mortgage Notes of $80,000,000 principal amount of new First Mortgage Notes and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. Subsequent to the filing of the Plan, and at the request of certain creditors, the Debtors agreed to adjourn the hearing on the adequacy of the disclosure statement that was scheduled for August 2, 1999. The disclosure statement hearing is presently scheduled for September 7, 1999, and any revisions to the Plan must be filed with the Bankruptcy Court by August 23, 1999.

      A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place on the effective date of the confirmation of a plan of reorganization.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998.

(2) Long-Term Debt and Pledge of Assets

      Long term debt is comprised of the following:

                                                    June 30,       December 31,
                                                      1999             1998
                                                 -------------    -------------

10 7/8% first mortgage notes, due 2004 (a)       $ 182,100,000    $ 182,243,000
14 5/8% affiliate loan, due 2005 (b)                10,000,000       10,000,000
Lieber Mortgage (c)                                    543,000          572,000
Other                                                  412,000          419,000
                                                 -------------    -------------

   Total indebtedness                              193,055,000      193,234,000
Less - current maturities                              (76,000)         (73,000)
Less - debt subject to compromise (Note 3)        (192,100,000)    (192,243,000)
                                                 -------------    -------------

   Total long-term debt                          $     879,000    $     918,000
                                                 =============    =============

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Payments amounting to $143,000 and $257,000 for the six and twelve month periods ending June 30, 1999 and December 31, 1998, respectively, have been remitted to the Indenture Trustee as the proceeds on the sale of assets.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      As a result of the Chapter 11 filing, principal payments with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a plan of reorganization, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note are included in liabilities subject to compromise on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998. Scheduled payments of long-term debt as of June 30, 1999, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

          1999 (six months)                                 $     36,000
          2000                                                    80,000
          2001                                                   468,000
          2002                                                    19,000
          2003                                                    21,000
          Thereafter                                             331,000
                                                            ------------

            Total                                           $    955,000
                                                            ============

      Interest paid amounted to $40,000 and $21,000, respectively, for the six month periods ended June 30, 1999 and 1998. At June 30, 1999 and December 31, 1998, accrued interest on the First Mortgage Notes in the amount of $9,373,000 is presented with liabilities subject to compromise on the accompanying consolidated balance sheet.

(3) Liabilities Subject to Compromise

      Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following:

                                                      June 30,     December 31,
                                                        1999           1998
                                                    ------------  ------------

          Accounts payable and accrued liabilities  $  7,551,000  $  7,751,000
          First Mortgage Notes (Note 2)              182,100,000   182,243,000
          PRT Subordinated Note (Note 2)              10,000,000    10,000,000
          Borrowings from affiliate (Note 5)           5,000,000     5,000,000
          Accrued interest (Notes 2 and 5)            12,855,000    12,855,000
          Due to affiliates                              473,000       473,000
                                                    ------------  ------------

            Total                                   $217,979,000  $218,322,000
                                                    ============  ============

(4) Income Taxes

      As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV,

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income taxes is calculated and paid on a stand alone basis. Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off").

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment, and other expenses. Holdings paid federal income taxes in the amount of $50,000 during the six months ended June 30, 1999. No federal taxes were paid during the six month period ended June 30, 1998. Holdings made no state tax payments during the six months ended June 30, 1999 and 1998, respectively.

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

      At June 30, 1999, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have advised Holdings that Holdings should have approximately $13 million in NOL's available subsequent to December 31, 1998. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 1999.

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

      Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC. The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

through 1996 in which Holdings' was included. Representatives of HCC have advised Holdings that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of Holdings. In addition, during 1998 HCC reported that it may be required to file an amended federal tax return for calendar year 1996 and that it may experience a material increase in income tax liability as a result of the Spin Off. However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due, without contribution from the Debtors, that are attributable to the Spin Off.

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

      Fees under the Management Agreement are included in general and administrative expenses on the accompanying consolidated financial statements and amounted to $744,000 and $1,910,000, respectively, during the three and six month periods ended June 30, 1998. As a result of the Second Settlement Agreement and the Rejection Motion, no such fees were incurred for the three and six month periods ended June 30, 1999. Amounts payable under the Settlement Agreement to NJMI and included in due to affiliates on the accompanying consolidated balance sheet at June 30, 1999 amounted to $211,000. Fees payable under the Management Agreement of $145,000 are included in liabilities subject to compromise on the accompanying consolidated balance sheet at June 30, 1999, and are subject to the defenses and offsets reserved under the Second Settlement Agreement.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $72,000 and $70,000, respectively, for the three month periods ended June 30, 1999 and 1998 and $133,000 and $131,000, respectively, during the six month periods ended June 30, 1999 and 1998. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. ss.362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey. On June 10, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. On July 13, 1999, GBCC filed an appeal with the United States Court of Appeals for the Third Circuit.

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at June 30, 1999, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrued at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $5,381,000 and $4,914,000 at June 30, 1999 and December 31, 1998,
respectively, are fully reserved as collection of the receivables is uncertain.

      During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC, which GBCC then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrued interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. This loan to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved for as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998.

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). At both June 30, 1999 and December 31, 1998, interest accrued on the PCC Subordinated Note amounted to $728,000, respectively, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended.

      Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                  ------------------     ------------------
                                    1999       1998        1999       1998
                                  -------    -------     -------    -------
Net Borrowings/(Advances)         $    --    $    --     $    --    $20,000
PRT Subordinated Note (Note 2)         --         --          --     16,000

      Interest accrued on the PRT Subordinated Note (Note 2) of $2,754,000 is included in liabilities subject to compromise on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998.

      Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This amount is included in due to affiliates in the accompanying consolidated balance sheets at June 30, 1999, and December 31, 1998.

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  -------------------    --------------------
                                     1999       1998        1999       1998
                                  --------   --------    --------    --------
Billings to affiliates            $     --   $ 68,000    $ 24,000    $138,000
Charges from affiliates            274,000    177,000     587,000     407,000

(6) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      On May 22, 1998, GBHC filed the Rejection Motion with the Bankruptcy Court. The Management Agreement was suspended as a result of the Settlement Agreement and was replaced with a service agreement until the decision on the Rejection Motion. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court granted the Rejection Motion (see Note 1).

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

(7) Acquisition of Lieber Check Cashing and the Agreement for the Option Parcels

      Effective September 2, 1998, and as part of the Second Settlement Agreement, (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On April 20, 1999, GBHC filed a motion with the Bankruptcy Court seeking approval to close on the Option Agreement for the Option Parcels (the "Closing Motion"). In addition, on May 6, 1999, and subject to Bankruptcy Court approval, Lieber entered into a second amendment to the Option Agreement to set the closing date as

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

September 20, 1999, to increase the down payment by $500,000, and to provide for the right to seek certain state and local land use approvals prior to the closing date without violation of the Option Agreement (the "Amendment"). On May 10, 1999, the Bankruptcy Court granted the Closing Motion and approved the Amendment. On May 10, 1999, $500,000 was paid to the Escrow Agent under the Option Agreement as required by the Amendment. The purchase price of the Option Parcels is $10 million, $2.5 million of which has been paid and $7.5 million of which is due at closing on September 20, 1999. Upon closing under the Option Agreement, GBHC plans to demolish the existing structures and to provide for a new front entrance to the Sands' facility. This demolition and renovation is expected to cost approximately $5.1 million and is expected to be completed by the first half of 2000. The $7.5 million to be paid at closing and the $5.1 million for demolition and renovation will be funded through available cash.

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

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosed statement (the "Plan") which provides for, among other things, the distribution to holders of first mortgage notes for the benefit of GBHC issued by GB Property Funding of $80,000,000 principal amount of new first mortgage notes and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

to Holdings. Subsequent to the filing of the Plan, and at the request of certain creditors, the Debtors agreed to adjourn the hearing on the adequacy of the disclosure statement that was scheduled for August 2, 1999. The disclosure statement hearing is presently scheduled for September 7, 1999, and any revisions to the Plan must be filed with the Bankruptcy Court by August 23, 1999.

      A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the Casino Commission. There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. As a result of the filings, GBHC has sufficient cash flow to continue normal operations while it pursued a plan of reorganization. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The capital expenditure program in the amount of approximately $13.6 million was approved in March, 1998. The renovations of the hotel suites has commenced and GBHC expects to substantially complete the renovations in early 2000. The replacement and upgrading of slot machines has commenced and is substantially completed, with the remaining slot machines to be replaced by the end of 1999.

      Operating Activities

      At June 30, 1999, GBHC had cash and cash equivalents of $28.0 million. During the six month period ended June 30, 1999, net cash provided by operating activities was $10.7 million compared with net cash provided by operating activities of $13 million during the same period in 1998. GBHC utilized cash from operations, in part, during the first six months of 1999 to fund capital additions totaling $5.2 million and to make obligatory investments of $1.3 million.

      Financing Activities

      Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the Subordinated Notes, which are subject to reorganization, total scheduled maturities of long-term debt during the remainder of 1999 are $36,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. During the current period, $143,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment.

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

      Capital expenditures at the Sands during the six month period ended June 30, 1999 amounted to $5.2 million and management anticipates capital expenditures during the remainder of 1999 will be approximately $7.2 million. In addition to capital expenditures in the ordinary course of business totaling approximately $5.0 million, capital expenditures during 1999 will include approximately $7.4 million of a $13.6 million, two-year capital expenditure program approved by the Bankruptcy Court. Of this $7.4 million, it is anticipated that $4.4 million will be expended on the ongoing room and suite renovations and $3.0 million will be expended for slot machines and related equipment.

      The Sands is required by the New Jersey Casino Control Act ("Casino Act") to make certain deposits with the Casino Reinvestment Development Authority, a governmental agency which administers the deposits required by casino licensees under the Casino Act. Deposit requirements for the first six months of 1999 totaled $1.3 million and are anticipated to be approximately $1.5 million during the remainder of 1999.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

      Gaming Operations

      The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                          (in thousands, except percentages)

Revenues:
   Slot machines                      $ 42,108   $ 38,806   $ 76,858   $ 72,599
   Table games                          17,110     14,575     35,069     31,527
   Other (1)                               814        704      1,509      1,392
                                      --------   --------   --------   --------
     Total                            $ 60,032   $ 54,085   $113,436   $105,518
                                      ========   ========   ========   ========

Slot machines:
   Gross Wagering (Handle) (2)        $524,663   $480,924   $963,505   $891,044
                                      ========   ========   ========   ========

   Hold Percentages: (3, 4)
     Sands                                 8.0%       8.1%       8.0%       8.1%
     Atlantic City                         8.3%       8.4%       8.2%       8.3%

Table games:
   Gross Wagering (Drop) (2)          $113,688   $107,634   $216,426   $203,279
                                      ========   ========   ========   ========

   Hold Percentages: (3, 4)
     Sands                                15.1%      13.5%      16.2%      15.5%
     Atlantic City                        15.5%      14.9%      15.7%      15.2%

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Slot machine handle increased $43.7 million (9.1%) and $72.5 million (8.1%), respectively, during the three and six month periods ended June 30, 1999 compared with the same periods in 1998. The Sands' increases in slot machine handle compares with increases of 8.9% and 5.1%, respectively, in handle for all other Atlantic City casinos during the same time period. As a result, the Sands' slot machine market share (expressed as a percentage of the Atlantic City industry aggregate slot machine handle) increased to 5.6% from 5.4% during the six month period ended June 30, 1999 as compared to the same period in 1998. The Sands' slot machine market share remained unchanged at 5.7% for the three month period ended June 30, 1999 and 1998. The number of slot machines have decreased slightly at the Sands since the second quarter of 1998. Expansions of other Atlantic City casinos resulted in an increase of approximately 17,000 square feet of gaming space and approximately 900 additional slot machines compared to June 30, 1998. While the number of slot machines has decreased slightly at the Sands, beginning in 1998 and continuing into 1999 older slot machines have been replaced with new and more popular machines as part of the Sands capital expenditure plan, which was approved by the Bankruptcy Court, and which has had a positive impact on slot machine handle. The increase in slot machine handle is also attributable to increased and aggressive coin incentive marketing programs directed at bus passengers, a market segment which historically plays slot machines.

      Table game drop at the Sands increased $6.1 million (5.6%) and $13.1 million (6.5%), respectively, during the three and six month periods ended June 30, 1999 compared with the same periods in 1998. The Sands' increases compare to an increase of 1.9% for the three month period ended June 30, 1999, and a decrease of 2.3% for the six month period ended June 30, 1999 in table drop for all other Atlantic City casinos. As a result, the Sands' table game market share increased to 5.9% and 6.0% during the three and six month periods ended June 30, 1999 from 5.7% and 5.5%, during the same period in 1998. The Sands' table game drop increases are attributable to increases in patron volume from both the rated and the unrated market segment. The increase in the rated segment patron volume is a result of managements focus on the "mid" to "high" end patron through increased marketing programs directed at this segment, including increased headline entertainment and events, and image positioning efforts through direct advertising campaigns. The increase in the unrated segment is a result of managements efforts to cultivate new players through review show entertainment and aggressive advertising campaigns.

      Revenues

      Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $6.0 million (11.0%) and $7.9 million (7.5%) for the three and six month periods ended June 30, 1999 compared with the same periods in 1998. Increases in slot machine wagering were offset slightly by the decreases in slot machine hold percentages. Increases in table game revenue were due to increased table game wagering and table game hold percentage.

      Rooms revenue did not change significantly during the three and six month periods ended June 30, 1999 compared with the same periods in 1998. Food and beverage revenues increased $587,000 (9.6%) and $1.2 million (10.2%), respectively, during the three and six month periods ended June 30, 1999 compared with the prior year periods. This increase is a result of increased banquet activity and the reopening of a previously closed gourmet buffet outlet, as well as increased volume due to increased casino patronage. Other revenues increased $296,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

(30.5%) and $833,000 (45.1%) during the three and six month periods ended June 30, 1999 compared to the prior year periods as a result of an increase in theater entertainment revenue, and the opening of a gift shop.

      Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.4% during the three month period ended June 30, 1999 from 53.7% during the same period in 1998. Such allowances increased to 53.4% from 52.5% during the six month period ended June 30, 1999 as compared to the same period of 1998. The overall year to year increase is primarily attributable to an increase in marketing programs and other promotional activities directed at increasing patron volume.

      Departmental Expenses

      Casino expenses at the Sands increased $3.3 million (7.1%) and $9.0 million (10.2%), respectively, during the three and six month periods ended June 30, 1999 compared with the same periods in 1998. This increase is due to an increase in marketing and advertising expenses during 1999 including coin incentive programs. This increased marketing activity also resulted in an increase in the allocation of rooms, food and beverage and other expenses to casino expense.

      Rooms expense decreased $105,000 (11.5%) and $85,000 (5.1%), respectively, during the three and six month periods ended June 30, 1999 compared with the same periods in 1998. These decreases are a result of the increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being sold on a complimentary basis. Food and beverage expenses increased $217,000 (8.9%) and $184,000 (3.8%), respectively, for the three and six month periods ended June 30, 1999 compared with the same periods in 1998. These increases are due to increased food and beverage volume and related expenses due to increased casino patronage. Other expenses increased $304,000 (48.8%) and $863,000 (84.8%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods of 1998 period due to increased costs with respect to theater entertainment and additional costs of goods sold associated with the new gift shop.

      General and Administrative

      General and administrative expenses decreased $291,000 (9.3%) and $1.6 million (22.3%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Management fee expenses incurred by the Sands decreased by $1.9 million (100%) for six month ended June 30, 1999 compared to the prior year period as a result of the filing of the Rejection Motion and the Settlement Agreement and Second Settlement Agreement. This decrease was offset slightly by increases in operating expenses due to increased repair and maintenance activity to the property.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Depreciation and Amortization

      Depreciation and amortization expense did not change significantly during the three and six month periods ended June 30, 1999 compared to the same periods in 1998.

      Interest

      Interest income decreased $64,000 (35.4%) and $451,000 (63.6%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Interest earned during 1998 included a one time interest payment received on obligatory investments.

      Interest expense decreased $239,000 (85.7%) during the six month period ended June 30, 1999 compared to the same period of the prior year. As discussed in Notes 2 and 5 to Holdings' consolidated financial statements GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 5, 1998. As a result, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes and other affiliate advances for periods subsequent to the filing has been suspended. Interest expense increased $9,000 (81.8%) during the three month period ended June 30, 1999 compared with the same period in 1998 due to the assumption of the Lieber Mortgage and associated interest expense.

      Income Tax

      Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC, the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As required by the Second Settlement Agreement, and effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income taxes are calculated and paid on a stand alone basis. As part of the Second Settlement Agreement, (see Note 1 ), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998.

      At June 30, 1999, Holdings and its subsidiaries have deferred tax assets including NOL's. The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and it's subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have advised Holdings that Holdings should have approximately $13 million in NOL's available subsequent to December 31, 1998. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 1999.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and J. Timothy Smith was elected as a Director of the Debtors on August 3, 1998. On January 11, 1999, the exclusivity period during which only the Debtors may file a plan of reorganization expired and, as a result, any party in interest may file a plan of reorganization. On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement. The disclosure statement hearing is presently scheduled for September 7, 1999, and any revisions to the Plan must be filed with the Bankruptcy Court by August 23, 1999.

Item 3. Defaults Upon Senior Securities

      As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of First Mortgage Notes issued by GB Property Funding are in default. The debt service payments due subsequent to January 5, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Through August 13, 1999, $400,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment. The accrual of interest on the First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $41,459,000 as of August 13, 1999.

Item 6.(a) - Reports on Form 8-K

      A report on Form 8-K was filed on June 15, 1999 to report the filing on June 1, 1999 of a plan of reorganization and disclosure statement with the Bankruptcy Court by Holdings, GB Property Funding and GBHC.

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

Date:   August 13, 1999                By: /s/ Timothy A. Ebling
     ----------------------                -------------------------------
                                           Timothy A. Ebling
                                           Executive Vice President, Chief
                                           Financial Officer and Principal
                                           Accounting Officer