Form 10-Q
period 1999-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 1999-11-15
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 33-69716
                       -------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

                    DELAWARE                                 75-2502290
                    DELAWARE                                 75-2502293
                   NEW JERSEY                                22-2242014
------------------------------------------------   -----------------------------
       (States or other jurisdictions of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.'s)

            c/o Sands Hotel & Casino
          Indiana Avenue & Brighton Park
           Atlantic City, New Jersey                         08401
------------------------------------------------   -----------------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Registrant                           Class               Outstanding at November 12, 1999
--------------------------------   ------------------------------   --------------------------------
    GB Property Funding Corp.       Common stock, $1.00 par value             1,000 shares
        GB Holdings, Inc.           Common stock, $1.00 par value             1,000 shares
Greate Bay Hotel and Casino, Inc.    Common stock, no par value                100 shares

PART I:  FINANCIAL INFORMATION

Introductory Notes to Financial Statements

      The registered securities consist of 10 7/8% First Mortgage Notes (the "First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding"). GB Property Funding's obligations were unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at 136 S. Kentucky Avenue, Atlantic City, New Jersey 08401, and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

      GB Property Funding is wholly owned by Holdings. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC was a wholly owned subsidiary of PPI Corporation ("PPI") which is wholly owned by Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc., a newly formed entity, controlled by certain stockholders of GBCC ("PBV"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ". As a result of a certain confirmed plan of reorganization of PCC and others in October, 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC, whose sole member as a result of the same reorganization is PPI ("GBLLC").

      GB Property Funding was organized during September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings'assets and operations relate to the Sands.

      On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined in Note 1 to Holdings financial statements, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings , citing a newly arisen potential conflict of interest, resigned. On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest can file a plan of reorganization.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization and third modified disclosure statement (the "Plan"), which provides for, among other things, the pro rata distribution to holders of the First Mortgage Notes by GB Property Funding of $80,000,000 principal amount of new First Mortgage Notes and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. On October 4, 1999, the Bankruptcy Court approved the adequacy of the third modified disclosure statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of the Debtors (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. Under the Term Sheet, and if a plan incorporating the Term Sheet is confirmed, (i) PPE would make a $30,000,000 capital contribution and would receive an approximate 58% equity interest, (ii) First Mortgage Holders would receive a pro rata share of new first mortgage notes in the principal amount of $128 million (the "New Notes") and the remaining approximate 42% equity interest ("New Equity"), (iii) PPE would offer to exchange New Notes for New Equity at a stated exchange rate,
(iv) MLAM would accept such exchange offer and receive no New Equity under the Term Sheet (the "MLAM Exchange"), (v) PPE would receive approximately 80.1% of the New Equity as a result of its capital contribution, its pro rata share of New Equity, and the MLAM Exchange, (vi) PPE would enter into a certain management agreement for GBHC, and (vii) all other classes of creditors would receive the same treatment as specified under the Plan. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet.

      A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Casino Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event a plan of reorganization is confirmed, continuation of the business thereafter is dependent on Holdings' ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Holdings be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place at the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

      Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results to be reported for the full year.

      The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1999, their respective results of operations for the three and nine month periods ended September 30, 1999 and 1998, and their respective cash flows for the nine month periods ended September 30, 1999 and 1998.

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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                   September 30,   December 31,
                                                       1999           1998
                                                   -------------   ------------
Current Asset:
      Cash                                         $       1,000   $      1,000

Interest Receivable from Affiliate                     9,373,000      9,373,000

Note Receivable from Affiliate                       182,098,000    182,243,000
                                                   -------------   ------------

                                                   $ 191,472,000   $191,617,000
                                                   ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Subject to Compromise:

      Accrued interest payable                     $   9,373,000   $  9,373,000

      Long-term debt                                 182,098,000    182,243,000
                                                   -------------   ------------

                                                     191,471,000    191,616,000
                                                   ============   ============
Commitments and Contingncies

Shareholder's Equity:
      Common stock, $1.00 par value per share,
         1,000 shares authorized and outstanding           1,000          1,000
                                                   -------------   ------------

                                                   $ 191,472,000   $191,617,000
                                                   ============   ============

      The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended
                                               September 30,
                                            -------------------
                                              1999        1998
                                            --------    -------
Revenues:
      Interest income (Note 2)              $     --    $    --

Expenses:
      Interest expense (contractual
      interest of $4,951,000 and
      $4,962,000, respectively, for the
      three months ended September 30,
      1999 and 1998)


                                                  --         --
                                            --------    -------
    Net income                              $     --    $    --
                                            ========    =======

  The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                           GB PROPERTY FUNDING CORP.
           (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                  ---------------------
                                                    1999         1998
                                                  --------     --------
Revenues:
      Interest income (Note 2)                    $     --     $221,000

Expenses
      Interest expense
      (contractual interest of
      $14,857,000 and $14,885,000,
      respectively, for the nine months
      ended September 30, 1999 and
      1998)                                             --      221,000
                                                  --------     --------
      Net income                                  $     --      $    --
                                                  ========     ========

  The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          --------------------
                                                             1999       1998
                                                          ---------   --------
OPERATING ACTIVITIES:
    Net income                                            $      --   $      --
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Increase in interest receivable from affiliate            --    (221,000)
       Increase in accrued interest payable                      --     221,000
                                                          ---------   ---------

          Net cash provided by operating activities              --         --

       Cash at beginning of period                            1,000       1,000
                                                          ---------   ---------

       Cash at end of period                              $   1,000   $   1,000
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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in Possession, wholly owned by GB Holdings, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Operations

      GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation, through December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership of Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of Greate Bay Casino Corporation ("GBCC"). PCC was incorporated during September 1993 and was a wholly owned subsidiary of PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October, 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC, whose sole member as a result of the same reorganization is PPI ("GBLLC"). Holdings was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 of first mortgage notes (the "First Mortgage Notes") for the benefit of GBHC; such debt was issued during February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2).

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

      The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business as set forth in the Bankruptcy Code.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization and third modified disclosure statement (the "Plan"), which provides for, among other things, the pro rata distribution to holders of the First Mortgage Notes of $80,000,000 principal amount of new First Mortgage Notes by GB Property Funding and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. On October 4,

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1999, the Bankruptcy Court approved the adequacy of the third modified disclosure statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

      A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization, when submitted, will be confirmed by the Bankruptcy Court or approved by the Casino Commission. In the event a plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

      As discussed above, GB Property Funding was formed for the purpose of issuing the First Mortgage Notes for the benefit of GBHC. GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at September 30, 1999, has a note receivable and related accrued interest receivable due from GBHC totaling $191,471,000. GB Property Funding has no operations and the note receivable and the accrued interest receivable represents virtually all of GB Property Fundings' assets. As discussed above, during 1998 the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

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

      The financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") as reductions to the outstanding principal of the First Mortgage Notes. Payments amounting to $145,000 and $257,000 for the nine and twelve month periods ending September 30, 1999 and December 31, 1998, respectively, have been remitted to the Indenture Trustee as the proceeds on the sale of assets.

      No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the nine month periods ended September 30, 1999 and 1998. Interest receivable and payable with respect to the notes of $9,373,000 are included on the accompanying balance sheet at September 30, 1999 and December 31, 1998 in noncurrent assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

(3) Income Taxes

      As part of an agreement settling an adversary proceeding between the Debtors, on one side, and GBCC, certain of its affiliates, and certain former directors of GBHC on the other, GB Property Funding was included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. As part of this same agreement, GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income taxes is calculated and paid on a stand alone basis. Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. GB Property Funding made no federal or state income tax payments during the three and nine month periods ended September 30, 1999 and 1998.

(4) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                        September 30,       December 31,
                                                            1999               1998
                                                        -------------      -------------
Current Assets:
    Cash and cash equivalents                           $  25,333,000      $  23,844,000
    Accounts receivable, net of allowances
       of $11,362,000 and $11,920,000, respectively         7,947,000          7,428,000
    Inventories                                             3,493,000          3,402,000
    Due from affiliates                                       237,000            398,000
    Deferred income taxes                                   3,928,000            726,000
    Prepaid expenses and other current assets               3,532,000          2,776,000
                                                        -------------      -------------

       Total current assets                                44,470,000         38,574,000
                                                        -------------      -------------
Property and Equipment:
    Land                                                   49,766,000         38,929,000
    Buildings and improvements                            185,508,000        185,508,000
    Operating equipment                                   105,315,000         99,854,000
    Construction in progress                                3,209,000          3,939,000
                                                        -------------      -------------
                                                          343,798,000        328,230,000

    Less - accumulated depreciation and
       amortization                                      (187,255,000)      (182,045,000)
                                                        -------------      -------------

    Net property and equipment                            156,543,000        146,185,000
                                                        -------------      -------------

Other Assets:
    Obligatory investments                                  8,262,000          8,098,000
    Other assets                                            3,291,000          6,291,000
                                                        -------------      -------------

       Total other assets                                  11,553,000         14,389,000
                                                        -------------      -------------

                                                        $ 212,566,000      $ 199,148,000
                                                        =============      =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                    September 30,      December 31,
                                                        1999               1998
                                                    -------------      -------------
Current Liabilities Not Subject to Compromise:
    Current maturities of long-term debt            $      78,000      $      73,000
    Accounts payable                                    5,591,000          4,539,000
    Accured liabilities -
       Salaries and wages                               4,847,000          3,699,000
       Reorganization costs                             1,707,000          1,310,000
       Insurance                                        1,654,000          1,037,000
       Other                                            6,203,000          6,066,000
    Due to affiliates                                   1,272,000          1,119,000
    Other current liabilities                           2,820,000          3,599,000
                                                    -------------      -------------
       Total current liabilities                       24,172,000         21,442,000
                                                    -------------      -------------
Liabilities Subject to Compromise (Note 3)            217,662,000        218,322,000
                                                    -------------      -------------
Long-Term Debt                                            859,000            918,000
                                                    -------------      -------------
Deferred Taxes and Other Noncurrent Liabilities         6,810,000          1,207,000
                                                    -------------      -------------

Commitments and Contingencies

Shareholder's Deficit:
    Common stock, $1.00 par value per share;
       1,000 shares authorized and outstanding              1,000              1,000
    Additional paid-in capital                         27,946,000         27,946,000
    Accumulated deficit                               (64,884,000)       (70,688,000)
                                                    -------------      -------------
       Total shareholder's deficit                    (36,937,000)       (42,741,000)
                                                    -------------      -------------
                                                    $ 212,566,000      $ 199,148,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          Three Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     ------------      ------------
Revenues:
     Casino                                                          $ 61,746,000      $ 60,995,000
     Rooms                                                              2,444,000         2,606,000
     Food and beverage                                                  7,857,000         7,142,000
     Other                                                              1,818,000           892,000
                                                                     ------------      ------------

                                                                       73,865,000        71,635,000
     Less - promotional allowances                                     (6,988,000)       (5,800,000)
                                                                     ------------      ------------

        Net revenues                                                   66,877,000        65,835,000
                                                                     ------------      ------------
 Expenses:
     Casino                                                            52,496,000        50,723,000
     Rooms                                                                572,000           779,000
     Food and beverage                                                  2,888,000         2,786,000
     Other                                                              1,146,000           796,000
     General and administrative                                         2,744,000         2,992,000
     Depreciation and amortization, including
        write off of CRDA obligations                                   6,420,000         2,760,000
                                                                     ------------      ------------
        Total expenses                                                 66,266,000        60,836,000
                                                                     ------------      ------------

 Income from operations                                                   611,000         4,999,000
                                                                     ------------      ------------

 Non-operating income (expense):
     Interest income                                                      262,000           134,000
     Interest expense (contractual interest of $5,519,000
        and $5,524,000, respectively, for the three months
        ended September 30, 1999 and 1998)                               (181,000)          (14,000)
     Reorganization and other related costs                              (486,000)       (1,159,000)
     Gain on disposal of assets                                           118,000                --
                                                                     ------------      ------------

        Total non-operating expense, net                                 (287,000)       (1,039,000)
                                                                     ------------      ------------

 Income before income taxes                                               324,000         3,960,000
     Income tax provision                                                      --                --
                                                                     ------------      ------------

 Net income                                                          $    324,000      $  3,960,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                               --------------------------------
                                                                    1999               1998
                                                               -------------      -------------
Revenues:
     Casino                                                    $ 175,182,000      $ 166,513,000
     Rooms                                                         6,882,000          6,968,000
     Food and beverage                                            20,851,000         18,937,000
     Other                                                         4,499,000          2,740,000
                                                               -------------      -------------

                                                                 207,414,000        195,158,000
     Less - promotional allowances                               (17,723,000)       (15,257,000)
                                                               -------------      -------------

        Net revenues                                             189,691,000        179,901,000
                                                               -------------      -------------

 Expenses:
     Casino                                                      149,472,000        138,737,000
     Rooms                                                         2,149,000          2,441,000
     Food and beverage                                             7,878,000          7,592,000
     Other                                                         3,027,000          1,814,000
     General and administrative                                    8,270,000         10,107,000
     Depreciation and amortization, including
        write off of CRDA obligations                             12,227,000          8,585,000
                                                               -------------      -------------

        Total expenses                                           183,023,000        169,276,000
                                                               -------------      -------------

 Income from operations                                            6,668,000         10,625,000
                                                               -------------      -------------

 Non-operating income (expense):
     Interest income                                                 520,000            843,000
     Interest expense (contractual interest of $16,562,000
        and $16,577,000, respectively, for the nine
        months ended September 30, 1999 and 1998)                   (221,000)          (293,000)
     Reorganization and other related costs                       (1,420,000)        (3,990,000)
     Gain on disposal of assets                                      257,000             28,000
                                                               -------------      -------------

        Total non-operating expense, net                            (864,000)        (3,412,000)
                                                               -------------      -------------

 Income before income taxes                                        5,804,000          7,213,000
     Income tax provision                                                 --                 --
                                                               -------------      -------------

 Net income                                                    $   5,804,000      $   7,213,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    ------------------------------
                                                                         1999             1998
                                                                    ------------      ------------
OPERATING ACTIVITIES:
       Net income                                                   $  5,804,000      $  7,213,000
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Write-off reorganization related costs                              --           942,000
          Depreciation and amortization                               12,227,000         8,585,000
          Gain on disposal of assets                                    (257,000)          (28,000)
          Provision for doubtful accounts                              1,696,000         1,251,000
          Increase in accounts receivable                             (2,215,000)       (1,379,000)
          Increase in accounts payable and accrued expenses            3,093,000         5,487,000
          Net change in other current assets and liabilities          (1,537,000)       (1,461,000)
          Net change in other noncurrent assets and liabilities         (220,000)       (2,300,000)
                                                                    ------------      ------------

             Net cash provided by operating activities                18,591,000        18,310,000
                                                                    ------------      ------------

 INVESTING ACTIVITIES:
       Purchase of property and equipment                            (15,146,000)       (5,216,000)
       Purchase of Lieber Check Cashing (net of cash acquired)                --          (245,000)
       Proceeds from disposal of assets                                  257,000            28,000
       Obligatory investments                                         (2,014,000)       (1,881,000)
                                                                    ------------      ------------

          Net cash used in investing activities                      (16,903,000)       (7,314,000)
                                                                    ------------      ------------

 FINANCING ACTIVITIES:

       Repayments of long-term debt                                     (199,000)          (42,000)
                                                                    ------------      ------------

          Net cash used in financing activities                         (199,000)          (42,000)
                                                                    ------------      ------------

          Net increase in cash and cash equivalents                    1,489,000        10,954,000
             Cash and cash equivalents at beginning of period         23,844,000        13,871,000
                                                                    ------------      ------------

             Cash and cash equivalents at end of period             $ 25,333,000      $ 24,825,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated during September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc., a newly formed entity, controlled by certain stockholders of GBCC ("PBV"). As a result of a certain confirmed plan of reorganization of PCC and others in October, 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC, whose sole member as a result of the same reorganization is PPI ("GBLLC"). On February 17, 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, first mortgage notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2). Holdings has no operating activities and its only significant asset is its investment in GBHC.

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GHBC, obtained title to the Option Parcels (see Note 7). The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. The demolition of the existing structures has commenced which will provide for a new front entrance to the Sands' facility. The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC, GB Property Funding, and, as of September 2, 1998, Lieber. All significant intercompany balances and transactions have been eliminated.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      The accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code", and include disclosure of liabilities subject to compromise (see Note 3). Holdings had experienced significant losses and has a net capital deficiency of $36,937,000 at September 30, 1999. On January 5, 1998, Holdings, GBHC and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned. On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest can file a plan of reorganization.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization and third modified disclosure statement (the "Plan"), which provides for, among other things, the pro rata distribution to holders of the First Mortgage Notes of $80,000,000 principal amount of new First Mortgage Notes and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. On October 4, 1999, the Bankruptcy Court approved the adequacy of the Plan and a confirmation hearing on the third modified disclosure statement was scheduled for December 17, 1999 (the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of the Debtors (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. Under the Term Sheet, and if a plan incorporating the Term Sheet is confirmed, (i) PPE would make a $30,000,000 capital contribution and would receive an approximate 58% equity interest, (ii) First Mortgage Holders would receive a pro rata share of new first mortgage notes in the principal amount of $128 million (the "New Notes") and the remaining approximate 42% equity interest ("New Equity"), (iii) PPE would offer to exchange New Notes for New Equity at a stated exchange rate,
(iv) MLAM would accept such exchange offer and receive no New Equity under the Term Sheet (the "MLAM Exchange"), (v) PPE would receive approximately 80.1% of the New Equity as a result of its capital contribution, its pro rata share of New Equity, and the MLAM Exchange, (vi) PPE would enter into a certain management agreement for GBHC, and (vii) all other classes of creditors would receive the same treatment as specified under the Plan. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet.

      The Plan requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that a plan will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event a plan is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets are possible with respect to the fresh-start reporting which would take place on the effective date of the confirmation of the Plan.

      Prior to July 8, 1998, New Jersey Management, Inc. ("NJMI"), then a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license from the same affiliate for, the software used in its operations. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement (see Note 5).

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

      The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998.

(2)   Long-Term Debt and Pledge of Assets

      Long-term debt is comprised of the following:

                                               September 30,      December 31,
                                                   1999              1998
                                               -------------      -------------
10 7/8% first mortgage, notes due 2004 (a)     $ 182,098,000      $ 182,243,000
14 5/8% affiliate loan, due 2005 (b)              10,000,000         10,000,000
Lieber Mortgage (c)                                  528,000            572,000
Other                                                409,000            419,000
                                               -------------      -------------

      Total indebtedness                         193,035,000        193,234,000
Less - current maturities                            (78,000)           (73,000)
Less - debt subject to compromise (Note 3)      (192,098,000)      (192,243,000)
                                               -------------      -------------

      Total long-term debt                     $     859,000      $     918,000
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

      Subject to certain exceptions in the Security Agreement, substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. GBHC filed a motion in the Bankruptcy Court, seeking to use "Cash Collateral", as defined by 11 U.S.C. ss.363. By opinion filed April 3, 1998 (the "Opinion"), the Bankruptcy Court granted GBHC the right to use "Cash Collateral" subject to providing certain adequate protection in favor of the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") and concluded, among other things, that the Indenture Trustee did not have a perfected security interest in GBHC's deposit accounts or cash generated from casino revenues. An order was entered in conformity with the Opinion on May 5, 1998. The Indenture Trustee took an appeal of the order to the United States District Court for the District of New Jersey. On March 19, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. The Indenture Trustee has now filed an appeal with the United States Court of Appeals for the Third Circuit.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Payments amounting to $145,000 and $257,000 for the nine and twelve month periods ending September 30, 1999 and December 31, 1998, respectively, have been remitted to the Indenture Trustee as the proceeds on the sale of assets.

(b) On February 17, 1994, GBHC issued to PRT Funding Corp., then an affiliate, a $10,000,000 promissory note, which is subordinated to the First Mortgage Notes (the "PRT Subordinated Note"). The PRT Subordinated Note is due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, which was payable semiannually commencing August 17, 1994, and payment was subject to certain conditions including the maintenance of average daily cash balances required by the Indenture. As a result of such payment restrictions, interest has been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of the Plan, which requires confirmation

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PRT Funding Corp. in October, 1999, the PRT Subordinated Note was transferred to GBLLC, whose sole member is PPI.

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

      As a result of the Chapter 11 filing, principal payments with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to the Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note are included in liabilities subject to compromise on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998. Scheduled payments of long-term debt as of September 30, 1999, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

      1999 (three months)                         $ 18,000
      2000                                          80,000
      2001                                         468,000
      2001                                          19,000
      2003                                          21,000
      Thereafter                                   331,000
                                                  --------
            Total                                 $937,000
                                                  ========

      Interest paid amounted to $60,000 and $35,000, respectively, for the nine month periods ended September 30, 1999 and 1998. At September 30, 1999 and December 31, 1998, accrued interest on the First Mortgage Notes in the amount of $9,373,000 is presented with liabilities subject to compromise on the accompanying consolidated balance sheet.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(3)   Liabilities Subject to Compromise

      Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following:

                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
         Accounts payable and accrued liabilities   $   7,326,000   $  7,751,000
         First Mortgage Notes (Note 2)                182,098,000    182,243,000
         PRT Subordinated Note (Note 2)                10,000,000     10,000,000
         Borrowings from affiliate (Note 5)             5,000,000      5,000,000
         Accrued interest (Notes 2 and 5)              12,855,000     12,855,000
         Due to affiliates                                383,000        473,000
                                                    -------------   ------------

           Total                                    $ 217,662,000   $218,322,000
                                                    =============   ============

4)    Income Taxes

      As part of the Second Settlement Agreement (see Note 1), Holdings' operations were included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998 PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income taxes is calculated and paid on a stand alone basis. Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off").

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment, and other expenses. Holdings paid federal income taxes in the amount of $255,000 during the nine month period ended September 30, 1999. No federal taxes were paid during the nine month period ended September 30, 1998. Holdings made no state tax payments during the nine month period ended September 30, 1999 and 1998, respectively.

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

      At September 30, 1999, Holdings and its subsidiaries have deferred tax assets including net operating loss carryforwards ("NOL's"). The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have advised Holdings that Holdings should have approximately $13 million in NOL's available subsequent to December 31, 1998. The Debtors expect that these remaining NOL's will be utilized in the 1999 federal tax return of the Debtors, and if not utilized therein, any remaining NOL's will be eliminated as a result of a confirmation of a plan of reorganization. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 1999.

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

(5)   Transactions with Related Parties

      Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until decision on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possessed a claim for prepetition management fees, which was settled for an unsecured claim in the amount of $75,000 and which was transferred to GBLLC along with the claim for the deferred fees.

      Fees under the Management Agreement are included in general and administrative expenses on the accompanying consolidated financial statements and amounted to $479,000 and $2,388,000, respectively, during the three and nine month periods ended September 30, 1998. As a result of the Second Settlement Agreement and the Rejection Motion, no such fees were incurred for the three and nine month periods ended September 30, 1999. Amounts payable under the Settlement Agreement to NJMI, which have been assigned to GBLLC, and included in due to affiliates on the accompanying consolidated balance sheet at September 30, 1999 amounted to $211,000. The $75,000 unsecured claim arising from the settlement of the prepetition management fee claim under the Management Agreement is included in liabilities subject to compromise on the accompanying consolidated balance sheet at September 30, 1999.

      GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $73,000 and $78,000, respectively, for the three month periods ended September 30, 1999 and 1998 and $206,000 and $209,000, respectively, during the nine month periods ended September 30, 1999 and 1998. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. ss.362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey. On June 10, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. On July 13, 1999, GBCC filed an appeal with the United States Court of Appeals for the Third Circuit.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at September 30, 1999, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $5,615,000 and $4,914,000 at September 30, 1999 and December 31, 1998,
respectively, are fully reserved as collection of the receivable is uncertain.

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

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). At both September 30, 1999 and December 31, 1998, interest accrued on the PCC Subordinated Note amounted to $728,000, respectively, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of the Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PCC in October, 1999, the PCC Subordinated Note was transferred to GBLLC.

      Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                      ------------------   -----------------
                                        1999      1998        1999     1998
                                      --------   -------   --------   -------
Net Borrowings/(Advances)             $     --   $    --   $     --   $20,000
PRT Subordinated Note (Note 2)              --        --         --    16,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Interest accrued on the PRT Subordinated Note (Note 2) of $2,754,000 is included in liabilities subject to compromise on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998.

      Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This amount was transferred to GBLLC and is included in due to affiliates in the accompanying consolidated balance sheets at September 30, 1999, and December 31, 1998.

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                              Three Months Ended            Nine Months Ended
                                September 30,                  September 30,
                            ---------------------         ---------------------
                              1999         1998              1999         1998
                            --------     --------         --------     --------
Billings to affiliates      $     --     $ 61,000         $ 24,000     $199,000
Charges from affiliates      194,000      172,000          781,000      579,000


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

      On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC and current directors of GBCC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (collectively, the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also sought to enjoin the Defendants from using the NOL's of the Debtors (see
Note 4). Effective September 2, 1998, the parties entered into the Second Settlement Agreement resolving, among other things, the

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

(7)   Acquisition of Lieber Check Cashing and the Agreement for the Option
      Parcels

      Effective September 2, 1998, and as part of the Second Settlement Agreement, (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On April 20, 1999, GBHC filed a motion with the Bankruptcy Court seeking approval to close on the Option Agreement for the Option Parcels (the "Closing Motion"). In addition, on May 6, 1999, and subject to Bankruptcy Court approval, Lieber entered into a second amendment to the Option Agreement to set the closing date as September 20, 1999, to increase the down payment by $500,000, and to provide for the right to seek certain state and local land use approvals prior to the closing date without violation of the Option Agreement (the "Amendment"). On May 10, 1999, the Bankruptcy Court granted the Closing Motion and approved the Amendment. On May 10, 1999, $500,000 was paid to the Escrow Agent under the Option Agreement as required by the Amendment. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The demolition of the existing structures has commenced which will provide for a new front entrance to the Sands' facility. The new front entrance is expected to be completed by the first half of 2000.

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

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions seeking protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned. On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest can file a plan of reorganization.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization and third modified disclosure statement (the "Plan"), which provides for, among other things, the pro rata distribution to holders of First Mortgage Notes for

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

the benefit of GBHC issued by GB Property Funding of $80,000,000 principal amount of new first mortgage notes and 100% of new common stock of Holdings. The Plan also provides that all the outstanding common stock of the Debtors will be cancelled and that new common stock of GB Property Funding and GBHC will be issued to Holdings. On October 4, 1999, the Bankruptcy Court approved the adequacy of the third modified disclosure statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of the Debtors (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. Under the Term Sheet, (i) PPE would make a $30,000,000 capital contribution and would receive an approximate 58% equity interest, (ii) First Mortgage Holders would receive a pro rata share of new first mortgage notes in the principal amount of $128 million (the "New Notes") and the remaining approximate 42% equity interest ("New Equity"), (iii) PPE would offer to exchange New Notes for New Equity at a stated exchange rate, (iv) MLAM would accept such exchange offer and receive no New Equity under the Term Sheet (the "MLAM Exchange"), (v) PPE would receive approximately 80.1% of the New Equity as a result of its capital contribution, its pro rata share of New Equity, and the MLAM Exchange, (vi) PPE would enter into a certain management agreement for GBHC, and (vii) all other classes of creditors would receive the same treatment as specified under the Plan. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet.

      A plan requires confirmation by the Bankruptcy Court and approval by the Casino Commission. There can be no assurance at this time that a plan will be confirmed by the Bankruptcy Court and approved by the Casino Commission. As a result of the filings, GBHC has sufficient cash flow to continue normal operations while it pursues a plan of reorganization. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The capital expenditure program in the amount of approximately $13.6 million was approved in March, 1998. The renovations of the rooms and hotel suites has commenced and GBHC expects to complete the renovations in 2000. The replacement and upgrading of slot machines has commenced and is substantially completed, with the remaining slot machines to be replaced by the end of 1999.

      Operating Activities

      At September 30, 1999, GBHC had cash and cash equivalents of $25.3 million. During the nine month period ended September 30, 1999, net cash provided by operating activities was $18.6 million compared with net cash provided by operating activities of $18.3 million during the same period in 1998. GBHC utilized cash

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

from operations, in part, during the first nine months of 1999 to fund capital additions totaling $7.2 million, to close on the Option Agreement and obtain the Option Parcels in the amount of $8.0 million, and to make obligatory investments of $2.0 million.

      Financing Activities

      Semiannual principal payments of $2.5 million which became due commencing in July 1997 with respect to the First Mortgage Notes have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the Subordinated Notes, which are subject to reorganization, total scheduled maturities of long-term debt during the remainder of 1999 are $18,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. During the current nine month period, $145,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment.

      Investing Activities

      Effective September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On May 10, 1999, the Bankruptcy Court approved the Closing Motion filed by GBHC seeking approval to close on the Option Agreement. On May 10, 1999, $500,000 was paid to the owner of the Option Parcels to accelerate the closing on the Option Parcels to September 20, 1999. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The demolition of the existing structures has commenced which will provide for a new front entrance to the Sands' facility. The new front entrance is expected to be completed by the first half of 2000.

      Capital expenditures at the Sands during the nine month period ended September 30, 1999 amounted to $15.2 million and management anticipates capital expenditures during the remainder of 1999 will be approximately $3.7 million. In addition to capital expenditures in the ordinary course of business totaling approximately $3.7 million, capital expenditures during 1999 will include approximately $6.7 million of a $13.6 million, two-year capital expenditure program approved by the Bankruptcy Court. Of this $6.7 million, it is anticipated that $4.0 million will be expended on the ongoing room and suite renovations and $2.7 million will be expended for slot machines and related equipment. Capital expenditures during 1999 also include $8.0

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

million for the acquisition of the Option Parcels. It is anticipated that approximately $1.8 will be expended on the new front entrance to the Sands facility during the remainder of 1999.

      The Sands is required by the New Jersey Casino Control Act ("Casino Act") to make certain deposits with the Casino Reinvestment Development Authority ("CRDA"), a governmental agency which administers the deposits required by casino licensees under the Casino Act. Deposit requirements for the first nine months of 1999 totaled $2.0 million and are anticipated to be approximately $753,000 during the remainder of 1999. The Sands has agreed to donate certain of its future investment obligations to the CRDA in connection with the construction of the Atlantic City Boardwalk Convention Center. The projected total donation will amount to $7.0 million which will be paid over the next 12 years based on the Sands future CRDA obligations.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

      Gaming Operations

      The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                           Three Months Ended              Nine Months Ended
                                              September 30,                   September 30,
                                       --------------------------      --------------------------
                                          1999            1998            1999            1998
                                       ----------      ----------      ----------      ----------
                                                  (in thousands, except percentages)
Revenues:
       Slot machines                   $   44,447      $   43,981      $  121,304      $  116,580
       Table games                         16,479          16,223          51,548          47,750
       Other (1)                              820             791           2,330           2,183
                                       ----------      ----------      ----------      ----------
          Total                        $   61,746      $   60,995      $  175,182      $  166,513
                                       ==========      ==========      ==========      ==========

Slot machines:
       Gross Wagering (Handle) (2)     $  563,563      $  552,164      $1,527,068      $1,443,208
                                       ==========      ==========      ==========      ==========

       Hold Percentages: (3, 4)
             Sands                            7.9%            8.0%            7.9%            8.1%
             Atlantic City                    8.3%            8.5%            8.3%            8.4%

Table games:
       Gross Wagering (Drop)(2)        $  126,773      $  115,511      $  343,198      $  318,790
                                       ==========      ==========      ==========      ==========

       Hold Percentages: (3, 4)
             Sands                           13.0%           14.0%           15.0%           14.9%
             Atlantic City                   15.1%           15.6%           15.5%           15.3%

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Slot machine handle increased $11.4 million (2.1%) and $83.9 million (5.8%), respectively, during the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. The Sands' increases in slot machine handle compares with increases of 7.9% and 6.2%, respectively, in handle for all other Atlantic City casinos during the same time period. The Sands' slot machine market share (expressed as a percentage of the Atlantic City industry aggregate slot machine handle) remained unchanged at 5.6% for the nine month period ended September 30, 1999 and 1998. The Sands' slot machine market share decreased to 5.6% from 5.9% during the three month period ended September 30, 1999 as compared to the same period in 1998. The number of slot machines have decreased slightly at the Sands since the third quarter of 1998. Expansions of other Atlantic City casinos resulted in an increase of approximately 15,000 square feet of gaming space and approximately 667 additional slot machines compared to September 30, 1998. While the number of slot machines has decreased slightly at the Sands, beginning in 1998 and continuing into 1999 older slot machines have been replaced with new and more popular machines as part of the Sands capital expenditure plan, which was approved by the Bankruptcy Court, and which has had a positive impact on slot machine handle.

      Table game drop at the Sands increased $11.3 million (9.7%) and $24.4 million (7.7%), respectively, during the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. The Sands' increases compare to an increase of 1.9% for the three month period ended September 30, 1999, and a decrease of .8% for the nine month period ended September 30, 1999 in table drop for all other Atlantic City casinos. As a result, the Sands' table game market share increased to 5.9% and 6.0% during the three and nine month periods ended September 30, 1999 from 5.5%, during the same periods in 1998. The Sands' table game drop increases are attributable to increases in patron volume from both the rated and the unrated market segment. Management believes that the increase in the rated segment patron volume is a result of managements focus on the "mid" to "high" end patron through increased marketing programs directed at this segment, including increased headliner entertainment and events, and image positioning efforts through direct advertising campaigns and that the increase in the unrated segment is a result of managements efforts to cultivate new players through revue show entertainment and aggressive advertising campaigns.

      Revenues

      Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $751,000 (1.2%) and $8.7 million (5.2%) for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. Increases in slot machine and table game wagering were offset slightly by the decrease in slot machine hold percentage for the three and nine months period and table game hold percentage for the three month period as compared to last year.

      Rooms revenue did not change significantly during the nine month period ended September 30, 1999 compared with the same period in 1998. Rooms revenue decreased $162,000 (6.2%) during the three month period ended September 30, 1999 compared with the same period in 1998 due to a decrease in the average daily rate charged on rooms, which was partially offset by an increase in occupancy levels. Food and beverage revenues increased $715,000 (10%) and $1.9 million (10.1%), respectively, during the three and nine month periods ended

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

September 30, 1999 compared with the prior year periods. This increase is a result of increased banquet activity and the reopening of a previously closed gourmet buffet outlet, as well as increased volume due to increased casino patronage. Other revenues increased $926,000 (103.8%) and $1.8 million (64.2%) during the three and nine month periods ended September 30, 1999 compared to the prior year periods as a result of an increase in theater entertainment revenue primarily due to review shows, and the opening of a gift shop.

      Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances increased to 57.7% during the three month period ended September 30, 1999 from 54.5% during the same period in 1998. Such allowances increased to 55.0% from 53.3% during the nine month period ended September 30, 1999 as compared to the same period of 1998. The overall year to year increase is primarily attributable to an increase in marketing programs and other promotional activities directed at increasing patron volume.

      Departmental Expenses

      Casino expenses at the Sands increased $1.8 million (3.5%) and $10.7 million (7.7%), respectively, during the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. This increase is primarily due to an increase in marketing and advertising expenses during 1999. This increased marketing activity also resulted in an increase in the allocation of rooms, food and beverage and other expenses to casino expense.

      Rooms expense decreased $207,000 (26.6%) and $292,000 (12.0%), respectively, during the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. These decreases are a result of the increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being sold on a complimentary basis. Food and beverage expenses increased $102,000 (3.7%) and $286,000 (3.8%), respectively, for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. These increases are due to increased food and beverage volume and related expenses due to increased casino patronage. These increases were offset by the increase in the allocation of food and beverage expense to casino expense. Other expenses increased $350,000 (44.0%) and $1.2 million (66.9%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998 period due to increased costs with respect to theater entertainment and additional costs of goods sold associated with the new gift shop.

      General and Administrative

      General and administrative expenses decreased $248,000 (8.3%) and $1.8 million (18.2%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Management fee expenses incurred by the Sands decreased by $2.4 million (100%) for nine months ended September 30, 1999 compared to the prior year period as a result of the filing of the Rejection Motion and the Settlement Agreement and Second Settlement Agreement. This decrease was offset slightly by increases in operating expenses due to increased repair and maintenance activity to the property.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Depreciation and Amortization

      Depreciation and amortization expense increased $3.7 million (132.6%) and $3.6 million (42.4%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. This increase was due to the expense associated with the recognition of a future donation liability to the CRDA. This liability represents the present value of the future cash donations committed to the CRDA.

      Interest

      Interest income increased $128,000 (95.5%) during the three month period ended September 30, 1999 compared to the same period in 1998 due to interest earned on the option payments on the Option Parcels. Interest income decreased $323,000 (38.3%) during the nine month period ended September 30, 1999 compared to the same period in 1998, due to interest earned during 1998 included a one time interest payment received on obligatory investments.

      Interest expense increased $167,000 (1,192.9%) during the three month period ended September 30, 1999 compared with the same period in 1998. This increase is due to the recognition of interest expense on the future CRDA donation liability. Interest expense decreased $72,000 (24.6%) during the nine months ended September 30, 1999 compared with the same period in 1998. As discussed in Notes 2 and 5 to Holdings' consolidated financial statements, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on January 5, 1998. As a result, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes and other affiliate advances for periods subsequent to the filing has been suspended.

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

      At September 30, 1999, Holdings and its subsidiaries have deferred tax assets including NOL's. The NOL's do not expire before the year 2009 for federal tax purposes and the year 2001 for state tax purposes. The availability of the NOL's and credit carryforwards may be subject to the consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and it's subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of GBCC have advised Holdings that Holdings should have

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $13 million in NOL's available subsequent to December 31, 1998. The Debtors expect that these remaining NOL's will be utilized in the 1999 federal tax return of the Debtors, and if not utilized therein, any remaining NOL's will be eliminated as a result of a confirmation of a plan of reorganization. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 1999.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned. On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest can file a plan of reorganization. On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization and third modified disclosure statement. On October 4, 1999, the Bankruptcy Court approved the adequacy of the third modified disclosure statement and a confirmation hearing on the Plan was scheduled for December 17, 1999.

Item 3. Defaults Upon Senior Securities

      As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of First Mortgage Notes issued by GB Property Funding are in default. The debt service payments due subsequent to January 5, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Through November 11, 1999, $404,000 has been remitted to the Indenture Trustee as the proceeds on the sale of equipment. The accrual of interest on the First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $46,329,000 as of November 11, 1999.

Item 6.(a) - Exhibits

2.1 Third modified plan of reorganization dated October 4, 1999.

Item 6.(b) - Reports on Form 8-K

      The Registrants did not file any reports on Form 8-K for the quarter ended September 30, 1999

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                             ------------------------------
                                                       Registrants


Date: November 15, 1999                     By: /s/ Timothy A. Ebling
      -----------------------                   --------------------------------
                                                    Timothy A. Ebling
                                                 Executive Vice President, Chief
                                                 Financial Officer and Principal
                                                    Accounting Officer