Form 10-K
period 1999-12-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2000-04-14
CIK 912906, 906595, 912926

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission file number 33-69716

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                75-2502290
              DELAWARE                                75-2502293
             NEW JERSEY                               22-2242014
------------------------------------            ------------------------
  (States or other jurisdictions of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.'s)

      c/o Sands Hotel & Casino
  Indiana Avenue & Brighton Park
      Atlantic City, New Jersey                         08401
----------------------------------------        ------------------------
(Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code): (609) 441-4517

           Securities registered pursuant to Section 12(b) of the Act:

       $185,000,000 principal
amount of 10 7/8% First Mortgage Notes
        due January 15, 2004
--------------------------------------     ------------------------------------
         Title of each class               Name of exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of Class)

      Indicate by check mark whether each of the Registrants (1) has filed all reports- required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of April 12, 2000, 1,000 shares of Common Stock of GB Holdings, Inc., $1.00 par value, were outstanding, 79% of which was held by Pratt Casino Corporation and 21% by PBV, Inc. As of April 12, 2000, 1,000 shares of Common Stock of GB Property Funding Corp., $1.00 par value, and 100 shares of Common Stock of Greate Bay Hotel and Casino, Inc., no par value, were outstanding, all of which were held by GB Holdings, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the following documents are incorporated by reference into the indicated part or parts of this report. NONE

                                     PART I

ITEM 1. BUSINESS

General

      The registered securities consist of 10 7/8% First Mortgage Notes (the "First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding"). GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

      GB Property Funding is wholly owned by Holdings. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC in turn was a wholly owned subsidiary of PPI Corporation ("PPI"), which is wholly owned by Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of GBCC. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ". As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC, whose sole member as a result of the same reorganization is PPI ("GBLLC").

      GB Property Funding was organized in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds through the issuance of the First Mortgage Notes for the benefit of GBHC. GBHC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Substantially all of Holdings' assets and operations relate to the Sands.

      On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each of the Debtor companies continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code. Each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Board of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned.

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owns a land parcel adjacent to GBHC (the "Lieber

Parcel"). GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels one of which was subject to a lease (the "Lease") and a sub-lease for the operation of a "Gold Store" (the "Sub-lease"). The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. The demolition of the existing structures on the parcels was completed and construction of a new front entrance to the Sands' facility has commenced. GBHC obtained the rights under the Lease on March 27, 2000 for $371,000 and on the same date notified the operator of the Gold Store that GBHC had elected to exercise a 90-day cancellation provision of the Sub-lease and tendered to the sub-lessee a cancellation payment of approximately $30,000. GBHC intends to demolish the Gold Store upon expiration of the notice period and incorporate the land as part of its new front entrance. GBHC also entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge"), subject to Bankruptcy Court (as hereinafter defined) approval, to acquire the Claridge Administration Building ("CAB"), which is situated between GBHC's existing main entrance and the new Pacific Avenue entrance presently under construction. GBHC intends to demolish the CAB and incorporate the land as part of the new front entrance. The purchase price is $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination of a monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement") in the amount of $50,000 per month for 40 months. GBHC and the Claridge also sought Bankruptcy Court approval of the assumption of the PM Agreement, as modified. On April 5, 2000, the Bankruptcy Court approved the acquisition of the CAB for the purposes described and approved the joint assumption of the PM Agreement as modified.

      On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest could file a plan of reorganization. On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization (the "Plan") and third modified disclosure statement. On October 4, 1999, the Bankruptcy Court approved the adequacy of the Disclosure Statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Mr. Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy Court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of

Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000, as the deadline for the creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing.

      A Plan requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that a Plan will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event a Plan is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should GBHC be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place on the effective date of the confirmation of a Plan.

      A significant amount of the Sands' revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

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

      On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants") seeking to recover the Lieber Parcel and the rights under the Option Agreement, and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, entered into an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the year ended December 31, 1998. GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes by causing PCC to transfer 21% of the stock ownership interest of PCC in Holdings to a person other than any member of the GBCC Group by December 31, 1998. In accordance with the Second Settlement Agreement and in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV. The Second Settlement Agreement also resulted in the noncash settlement of certain outstanding intercompany transactions, the transfer of the membership interests in Lieber to GBHC, and the assignment of the Option Agreement for the Option Parcels to Lieber.

The Sands

      For a description of the Sands' facilities, please refer to "Item 2. - Properties."

      Business Strategy. The Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking higher-value repeat patrons. It does this through a targeted capital improvements program and the use of sophisticated information technology to monitor patron play, control certain casino operating costs and target marketing efforts toward frequent visitors with higher than average gaming budgets. Traditionally, the Sands has been successful in its marketing efforts toward these premium patrons through its offering of private, limited-access facilities and related amenities. While the Sands has strived to maintain its market share within this segment, the completion of the Sands' expansion in 1994 allowed the Sands to broaden its appeal to the mass market, drive-in patron as well.

      Generally, the Sands has three types of patrons: high-end patrons, drive-in patrons, and bus patrons. High-end patrons have gaming budgets of $5,000 or more per visit, drive-in patrons typically live within a 200 mile radius of the Sands and utilize the Sands' parking garage, and bus patrons are generally day-travelers who purchase "ticket and coin packages" which include bus transportation to and from the casino and a specified amount of coins to use in the casino.

      The Sands uses sophisticated information technology that enables it to track and rate patrons' play through the use of an identification card, which it issues to patrons ("casino players' card"). All Sands' slot machines are connected with, and information with respect to table games activity can be input into, a computer network. When patrons insert their casino player's cards into slot machines or present them to supervisors at table games, meaningful information, including amounts wagered and duration of play, is transmitted in real-time to a casino management database. The information contained in the database facilitates the implementation of targeted and cost effective marketing programs, which appropriately recognize and reward patrons during current and future visits to the Sands. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, entertainment, retail merchandise, parking, and sweepstakes giveaways. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in encouraging the loyalty of higher value patrons. The computer systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

      Management focuses its marketing efforts on patrons who have been identified by its casino management computer system as higher value patrons. Management believes that its philosophy of encouraging participation in its casino player's card program, using the information obtained thereby to identify higher value patrons and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

      The Sands also markets to the "mass" casino patron market segment through various forms of advertising and group and bus tour programs. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its information technology capabilities to directly market to these patrons to encourage their repeat patronage.

      Competition. The Sands faces intense competition from the eleven other existing Atlantic City casinos. According to reports of the Casino Commission, the twelve Atlantic City casinos currently offer approximately 1.2 million square feet of gaming space. Bally's Park Place opened its "Wild West Casino" in 1997 and a new parking and bus facility adjoining Pacific Avenue in 1998. Caesars' constructed a new entrance to its facility on Pacific Avenue, added additional casino space and opened a new hotel tower in 1998. After completion of the acquisition of Caesars by its parent company in December 1999, Bally's commenced a project to connect Caesars to Bally's Park Place and to add slot machines in the connecting space. In addition, several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts, Incorporated and Boyd Gaming Inc. have announced plans for a joint venture to construct a resort complex consisting of a large casino-hotel, several theatres and an upscale shopping concourse at a site located in the Marina District. The project is expected to open by 2003. In connection with that project, construction is well underway on a tunnel to connect the Atlantic City Expressway with the Marina District. Other casino companies, including MGM Grand, Inc. and individuals have submitted applications and have been qualified in New Jersey to hold casino licenses.

      The Casino Reinvestment Development Authority ("CRDA") is a governmental agency that administers the statutorily mandated investments required to be funded by casino licensees. Legislation enacted during 1993 and 1996 allocated an aggregate of $175 million of CRDA funds and credits to subsidize and encourage the construction of additional hotel rooms by Atlantic City casino licensees. Competitors of the Sands that have the financial resources to construct hotel rooms can take advantage of such credits more readily than the Sands. The Sands has an approved hotel expansion program and confirmation of a Plan of Reorganization may provide it with the resources to commence such a project. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos will continue to increase competition within the Atlantic City market.

      In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include the number of parking spaces and hotel rooms it possesses, proximity to Pacific Avenue, the Boardwalk and to other casino/hotels and access to the main expressway entering Atlantic City. GBHC believes that in prior years its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. However, many of its competitors have greater financial resources for capital improvements and marketing and promotional activities than GBHC and, as a result, the Sands' facilities and amenities have fallen behind many of the other casinos. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The Bankruptcy Court approved the capital expenditure program in the amount of approximately $13.6 million in March 1998. The renovation of the hotel rooms and suites is ongoing and GBHC expects to complete the renovation in 2000. The replacement and upgrading of slot machines has been completed. In addition, the lack of access to Pacific Avenue has hampered the Sands' efforts to expand its "drive-in" patron base. However, as discussed above, the Sands has purchased land parcels on Pacific Avenue. The demolition of the existing structures has been completed and construction of a new front entrance to the Sands' facility has commenced with completion expected by June 2000.

      A significant amount of the Sands' revenues is derived from patrons living within a 120-mile radius of Atlantic City, New Jersey, particularly northern New Jersey, southeastern Pennsylvania, and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past three years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, slot machines are allowed at racetracks in the State of Delaware and the allowed number of such machines was increased in 1999.

      Industry Developments. New Jersey regulators have approved a number of significant changes to the regulations governing the casino industry in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to stimulate industry growth. Partly as a result of such regulatory changes, industry-wide revenues in New Jersey have shown small, but steady increases from $3.9 billion in 1997, to $4.0 billion in 1998 and to $4.1 billion in 1999.

      Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have become increasingly more popular than table games particularly with frequent patrons but also with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines that are linked among the various casinos enabling the pay out of large pooled jackpots, and through more attractive and entertaining gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has outpaced table game revenue growth in recent years. In 1999, according to Casino Commission filings, slot win accounted for nearly 72% of total Atlantic City gaming win. Table games remain important, however, to a select segment of gaming patrons and they help create gaming ambience and a varied gaming experience.

      Casino Credit. Casino operations are conducted on both a credit and a cash basis. Patron gaming debts incurred in accordance with the Casino Act are enforceable under New Jersey law. For the year ended December

31, 1999, gaming credit extended to Sands' table game patrons accounted for approximately 27% of overall table game wagering, and table game wagering accounted for approximately 18.9% of overall casino wagering during the period. At December 31, 1999, gaming receivables amounted to $19.9 million before an allowance for uncollectible gaming receivables of $11.2 million. Management believes that such allowance is adequate.

      License Agreement. GBCC entered into a 99-year license agreement during 1987 to use the trade name "Sands" in Atlantic City, New Jersey. GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from this license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $278,000, $275,000 and $290,000 for the years ended December 31, 1999, 1998 and 1997. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to U.S.C. "362(a), to send a letter to the licensor purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey. On June 10, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. On July 13, 1999, GBCC filed an appeal with the United States Court of Appeals for the Third Circuit. GBCC and GBHC filed a motion with the Third Circuit on March 23, 2000, seeking an adjournment of the briefing schedule in the appeal based on the belief that the likelihood of the confirmation of either the Icahn/Committee or PPE Plan in the near future by the Bankruptcy Court will eliminate the automatic stay by the effective date of a Plan, will moot the issue raised by GBCC in the appeal and will permit GBCC to seek to terminate the license agreement if it still chooses to do so.

      The Sands Management Contract. Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until a decision was rendered on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the Order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possesses a claim for pre-petition management fees, which was settled for an unsecured claim in the amount of $75,000 and which was transferred to GBLLC along with the claim for the deferred fees.

      Employees and Labor Relations. In Atlantic City, all employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1999, the Sands had approximately 3,000 employees. The Sands has collective bargaining agreements with three unions that represent approximately 1,000 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 2004. Management considers its labor relations to be good.

Casino Regulation

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

      Casino Licenses. The Casino Act requires that all casino owners and management contractors be licensed by the Casino Commission and that all employees (except for certain non-casino related job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC has been issued a plenary casino license, and GBCC has been approved as a holding company of a casino licensee.

      The plenary license issued to the Sands was renewed by the Casino Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 and 2000 financial projections were filed and the Sands license will be up for renewal in 2000. Terms of the current license require GBHC to comply with weekly and monthly financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates. The Casino Commission may reopen licensing hearings at any time.

      The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible gaming debts of up to 4% of casino win ("Gross Revenue"). During the years ended December 31, 1999, 1998 and 1997, the taxes and the license and other fees incurred by the Sands amounted to $22.2 million, $21.5 million and $22.4 million, respectively.

      The Casino Act also requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments required to be funded by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

      GBHC has from time to time donated certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. In return, the CRDA granted GBHC waivers of certain of its future Deposit obligations. GBHC made such donations during the years ended December 31, 1999, 1998 and 1997 totaling $176,000, $146,000 and $147,000, respectively, resulting in waivers being granted by the CRDA in those years totaling $90,000, $74,000 and $75,000, respectively.

      The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Casino Commission. The Casino Commission may require divestiture of any security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

      Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities of parent companies or affiliates if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, or (ii) less than 20% of such company's overall indebtedness provided the investors owns less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above percentage criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investors will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2. PROPERTIES

      The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 73,000 square feet of gaming space containing approximately 2,001 slot machines and approximately 100 table games; a hotel with 532 rooms (including 59 suites); six restaurants; one cocktail lounge; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and a garage and surface parking for approximately 1,750 vehicles.

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber, a New Jersey limited liability company which owns the Lieber Parcel adjacent to GBHC and GBHC acquired and caused the Option Agreement on the Option Parcels to be assigned to Lieber. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. The acquisition of the Lease, the cancellation of the Sub-lease and the approval of the acquisition of the CAB augment that expansion opportunity. In addition, a nearby building in Atlantic City that houses an auto shop facility and a warehouse in Mystic Island, New Jersey also support the Sands' operations. In March of 1998, GBHC commenced a $13.6 million capital expenditure program that was approved by the Bankruptcy Court. This program included the ongoing renovation of the majority of its hotel rooms and suites and the since completed purchase of approximately 700 slot machines.

      On February 17, 1994, the Sands obtained the net proceeds from the sale by GB Property Funding of $185,000,000 of First Mortgage Notes due January 15, 2004. Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Thereafter, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by Holdings. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount during May 1997, which it used during June 1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

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

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessments for calendar years 1996, 1997, 1998, 1999 and 2000. The City of Atlantic City has also appealed the amount of the assessments for the years 1996 through 1999.

      GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of Holdings and GBHC. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      GB Property Funding's common stock, 1,000 shares with a par value of $1.00 per share, is its sole voting security; all 1,000 shares are owned by Holdings.

      GBHC's common stock, 100 shares with no par value per share, is its sole voting security; all 100 shares are owned by Holdings.

      Holdings' common stock, 1,000 shares with a par value of $1.00 per share, is its sole voting security. All 1,000 shares were owned by PCC until December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV. As a result of a confirmed Plan of Reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to GBLLC.

      Neither GB Property Funding nor Holdings have paid any dividends in the past and have no plans to pay any in the future. GBHC is currently restricted from the payment of dividends by the Casino Commission without prior approval.

ITEM 6. SELECTED FINANCIAL DATA

      GB Property Funding Corp. and GB Holdings, Inc.

      The following tables set forth selected financial information for GB Property Funding Corp. and GB Holdings, Inc. and are qualified in their entirety by, and should be read in conjunction with, GB Property Funding's and GB Holdings' Financial Statements and notes thereto contained elsewhere herein. The data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 have been derived from the audited financial statements of GB Property Funding and GB Holdings contained elsewhere in Item 8.

                            GB PROPERTY FUNDING CORP.

Statement of Operations Data:

                                                                           Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                 1999             1998 (1)            1997               1996               1995
                                               ---------         ---------          ---------          ---------          ---------
                                                                                  (in thousands)

Interest income ......................         $      --         $     221          $  19,941          $  20,119          $  20,119
Interest expense .....................                --              (221)           (19,941)           (20,119)           (20,119)
                                               ---------         ---------          ---------          ---------          ---------

Net income ...........................         $      --         $      --          $      --          $      --          $      --
                                               =========         =========          =========          =========          =========

Balance Sheet Data:                                                                December 31,
                                               ------------------------------------------------------------------------------------
                                                 1999             1998 (1)            1997               1996                1995
                                               ---------         ---------          ---------          ---------          ---------
                                                                                  (in thousands)

Total assets .........................         $ 191,354         $ 191,617          $ 191,653          $ 194,278          $ 194,278
Total debt ...........................           181,980           182,243            182,500            185,000            185,000
Shareholder's equity .................                 1                 1                  1                  1                  1

-------------
(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

                                         GB HOLDINGS, INC.

Statement of Operations Data:

                                                                                    Year Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                1999          1998 (1)        1997           1996           1995
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                         (in thousands)

Net revenues ............................................     $ 246,895      $ 237,344      $ 256,255      $ 264,761      $ 283,950
                                                              ---------      ---------      ---------      ---------      ---------

Expenses:
      Departmental ......................................       215,272        202,532        215,907        235,285        223,631
      General and administrative ........................        10,586         12,497         17,409         18,486         23,021
      Depreciation and amortization .....................        16,215         12,795         14,062         19,310         19,937
                                                              ---------      ---------      ---------      ---------      ---------
           Total Expenses ...............................       242,073        227,824        247,378        273,081        266,589
                                                              ---------      ---------      ---------      ---------      ---------
      Income (loss) from operations .....................         4,822          9,520          8,877         (8,320)        17,361
                                                              ---------      ---------      ---------      ---------      ---------
Non-operating income (expense):
      Interest income ...................................           649            961          1,680          1,590          1,808
      Interest expense ..................................          (295)          (313)       (23,260)       (22,236)       (21,680)
      Reorganization costs ..............................        (2,154)        (4,069)          (505)            --             --
      Gain on disposal of assets ........................           259            252             59             13             56
                                                              ---------      ---------      ---------      ---------      ---------
           Total non-operating expense, net .............        (1,541)        (3,169)       (22,026)       (20,633)       (19,816)
                                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes,
      extraordinary and other items .....................         3,281          6,351        (13,149)       (28,953)        (2,455)
Valuation provision on affiliate receivables ............            --             --         (9,650)            --             --
Write off deferred financing costs ......................            --             --         (4,265)            --             --
                                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes,
      and extraordinary item ............................         3,281          6,351        (27,064)       (28,953)        (2,455)
Income tax provision ....................................          (133)            --        (10,902)        (2,417)          (186)
                                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before extraordinary item .................         3,148          6,351        (37,966)       (31,370)        (2,641)
Extraordinary item - early extinguishment of
      debt, net of related tax benefits .................            --             --            310             --             --

Net income (loss) .......................................     $   3,148      $   6,351      $ (37,656)     $ (31,370)     $  (2,641)
                                                              =========      =========      =========      =========      =========

Balance Sheet Data:
                                                                                          December 31,
                                                              ---------------------------------------------------------------------
                                                                1999          1998 (1)        1997           1996           1995
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                         (in thousands)

Total assets ............................................     $ 208,416      $ 199,148      $ 187,728      $ 224,438      $ 245,558
Total debt ..............................................       197,898        198,234        205,932        203,942        195,453
Shareholder's (deficit) equity ..........................       (39,593)       (42,741)       (58,600)       (20,944)        10,426

-----------------
(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing has been suspended.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Holdings. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or Holdings in particular, and other risks indicated in Holdings' filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to Holdings or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

      Holdings owns GBHC, which owns the Sands Hotel and Casino in Atlantic City (the "Sands"). Prior to 1996, the Sands' cash flow from operations was sufficient to meet debt service obligations and to fund a substantial portion of annual capital expenditures. In addition, the Sands used short-term borrowings as necessary to fund seasonal cash needs and for certain capital projects. After 1995, however, the competitive position of the Sands became impaired, which was due, in part, to insufficient capital expenditures particularly compared to certain competing Atlantic City casinos. In 1996, due to adverse weather in the first quarter, a decline in both table games and slot hold percentages and increased industry competition resulting in higher marketing expenditures, the Sands cash flow decreased significantly compared to prior years. While cash flow improved in 1997, it remained significantly below historical levels. These declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order for GBHC to meet its debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the First Mortgage Notes.

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions seeking protection under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code. Each company's executive officers and directors as of the date of filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned.

      On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest could file a plan of reorganization. On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization (the "Plan") and third modified disclosure statement. On October 4, 1999, the Bankruptcy Court approved the adequacy of the Disclosure Statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy court approved the Debtors' Master Disclosure Statements, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000, as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000, as the beginning of the confirmation hearing.

      A Plan requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that a plan will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event a plan is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GBHC be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place on the effective date of the confirmation of the Plan.

      Operating Activities

      At December 31, 1999, GBHC had cash and cash equivalents of $20.9 million. GBHC generated cash flow from operations of $18.6 million for the year ended December 31, 1999 compared to $20.9 million for the year ended December 31,1998. GBHC utilized cash generated by its operations, in part, during 1999 to fund capital additions of $10.7 million, to close on the Option Agreement and obtain the Option Parcels in the amount of $8.0 million, and to make obligatory investments of $2.8 million.

      Financing Activities

      Semiannual principal payments of $2.5 million, which became due commencing in July 1997 with respect to the First Mortgage Notes, have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the Subordinated Notes, which are subject to reorganization, total scheduled maturities of long-term debt in 2000 are $79,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets, amounting to $263,000 and $257,000 for the years ended December 31, 1999 and 1998, respectively, were remitted to the Indenture Trustee.

      Investing Activities

      Capital expenditures at the Sands during 1999 amounted to approximately $18.7 million and management anticipates that capital expenditures in the ordinary course of business during 2000 will be approximately $7.9 million. In addition, it is estimated that approximately $1.7 million of the $13.6 million approved by the Bankruptcy Court in March 1998 for, among other things, ongoing room and suite renovations and $5.7 million for the ongoing construction of the new front entrance to the Sands facility will be expended in 2000.

      Effective September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On May 10, 1999, the Bankruptcy Court approved the Closing Motion filed by GBHC seeking approval to close on the Option Agreement. On May 10, 1999, $500,000 was paid to the owner of the Option Parcels to accelerate the closing on the Option Parcels to September 20, 1999. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels one of which was subject to a lease (the "Lease") and a sub-lease for the operation of a "Gold Store" (the "Sub-lease") Demolition of the existing structures was completed and construction of a new front entrance to the Sands' facility has commenced. The new front entrance is expected to be completed by June 2000. GBHC obtained the rights under the Lease on March 27, 2000 for $371,000 and on the same date notified the operator of the Gold Store that GBHC had elected to exercise a 90-day cancellation provision of the Sub-lease and tendered to the sub-lessee a cancellation payment of approximately $30,000. GBHC intends to demolish the Gold Store upon expiration of the notice period and incorporate the land as part of its new front entrance.

      GBHC also entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge"), subject to Bankruptcy Court (as hereinafter defined) approval, to acquire the Claridge

Administration Building ("CAB"), which is situated between GBHC's existing main entrance and the new Pacific Avenue entrance presently under construction. GBHC intends to demolish the CAB and incorporate the land as part of the new front entrance. The purchase price is $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination of a monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement") in the amount of $50,000 per month for 40 months. GBHC and the Claridge also sought Bankruptcy Court approval of the assumption of the PM Agreement, as modified. On April 5, 2000, the Bankruptcy Court approved the acquisition of the CAB for the purpose described and approved the joint assumption of the PM Agreement as modified.

      The Sands is required by the Casino Act to make certain deposits with the CRDA. Such deposit requirements for 1999 totaled $2.8 million and are anticipated to be approximately $3.0 million during 2000. The Sands has agreed to donate certain of its future investment obligations to the CRDA in connection with the construction related to the Atlantic City Boardwalk convention center. The projected total donation will amount to $7.0 million, which will be paid over the next 12 years based on an estimate of the Sands' future CRDA obligations.

      Summary

      On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, there is significant doubt about Holdings' ability to continue as a going concern. A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the Casino Commission. As a result of the Chapter 11 filing, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on both the First Mortgage Notes and the Subordinated Notes for periods subsequent to the filing has been suspended. Management believes that cash flows generated from operations during 2000 will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

RESULTS OF OPERATIONS

      General

      The Sands income from operations for the year ended December 31, 1999, was $4.8 million compared to $9.5 million in 1998 and $8.9 million in 1997. Operating results during 1999 were positively impacted by increased table drop and slot handle. The increased volume of play was slightly offset, however, by decreased table and slot hold percentages in 1999 compared to 1998. Although net revenues increased in 1999 by $9.6 million (4.0%) as compared to 1998, operating expenses increased by $14.3 million (6.3%) for the same period. Such operating expense increases were due to increases in marketing and promotional costs of $5.4 million (9.1%), salaries and related benefits of $3.9 million (4.5%), and depreciation and amortization of $3.4 million (26.7%) partially offset by a decrease in management fee expense of $2.4 million. The negative publicity surrounding the Sands filing for bankruptcy protection on January 5, 1998 affected operating results for both 1999 and 1998.

      Gaming Operations

      The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                                    Year ended December 31,
                                                            -------------------------------------------
                                                               1999            1998            1997
                                                            -----------     -----------     -----------
                                                                              ($000)
Units:  (at year-end)
    Table Games           - Sands                                   100             105             125
                          - Atlantic City (ex. Sands)             1,268           1,333           1,365
    Slot Machines         - Sands                                 2,001           2,015           2,023
                          - Atlantic City                        33,722          33,446          31,769

Gross Wagering (1)
    Table Games           - Sands                           $   461,512     $   426,343     $   524,040
                          - Atlantic City                     7,182,588       7,211,706       7,143,709
    Slot Machines         - Sands                             1,985,311       1,886,901       1,916,350
                          - Atlantic City                    33,935,558      31,925,805      30,508,426

Hold Percentages (2) (3)
    Table Games           - Sands                                 14.60%          15.20%          14.10%
                          - Atlantic City                         15.40%          15.40%          15.00%
    Slot Machines         - Sands                                  7.90%           8.00%           8.20%
                          - Atlantic City                          8.20%           8.40%           8.40%

Revenues (2)
    Table Games           - Sands                           $    67,301     $    64,744     $    74,083
                          - Atlantic City                     1,104,835       1,109,111       1,076,461
    Slot Machines         - Sands                               157,141         151,749         157,312
                          - Atlantic City                     2,795,221       2,668,533       2,559,864
    Other (4)             - Sands                                 3,033           2,875           3,082
                          - Atlantic City                       N/A             N/A             N/A

(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines ("Handle").

(2) The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Casino Commission and are possibly higher than if computed on the accrual basis.

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage."

(4) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

      Patron Gaming Volume

      Although the ongoing quantitative impact on wagering of GBHC's filing for protection under Chapter 11 cannot be estimated, management believes that the negative publicity resulting from the filing has had an adverse effect on patron gaming volume in both 1999 and 1998.

      Table game drop at the Sands increased by $35.2 million (8.2%) in 1999 compared to 1998 after a decrease of $97.7 million (18.6%) in 1998 compared to 1997. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same periods reflected a decrease of
 .4% and an increase of 1%, respectively. As a result, the Sands table game market share (expressed as a percentage of the entire Atlantic City gaming industry (the "industry") aggregate table game drop) increased to 6.0% during 1999 from 5.6% in 1998 after decreasing from 6.8% in 1997. The Sands table game drop increase in 1999 is attributable to an increased volume of play from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash and/or complimentary rooms, food, beverage, entertainment and gifts ("rated players"). During 1999, the number of table games decreased 4.8% at the Sands, compared with a decrease of 4.9% at all other Atlantic City casinos. Competitive pressures resulting from the offering of special odds for various table games and programs designed to attract specific market segments by other Atlantic City casinos adversely affected table games drop in 1998. Aggregate gaming space at all other Atlantic City casinos increased by approximately 4,500 square feet at December 31, 1999, compared to December 31, 1998. The amount of gaming space at the Sands has remained virtually unchanged since mid-1996.

      Slot machine handle increased $98.4 million (5.2%) in 1999 compared to 1998 after decreasing $29.4 million (1.5%) in 1998 compared to 1997. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in 1999 vs. 1998 was 6.3%. In 1998 compared to 1997, as compared to the decrease at the Sands, slot machine handle increased 4.6% for all other Atlantic City casinos. As a result of lagging the market in growth in both 1998 and 1999, the Sands' market share of slot machine handle as a percentage of total industry slot handle, decreased to 5.5% in 1999 from 5.6% in 1998 and 5.9% in 1997. The increased Sands slot handle during 1999 is primarily attributable to an increased volume of play from rated players although the volume of unrated slot play increased as well. The amount of available gaming space did not change at the Sands in 1999, but the number of slot machines decreased slightly as compared to 1998 and 1997. On an industry-wide basis, both total available gaming space and the number of slot machines increased slightly in 1999 compared to 1998. While the number of slot machines decreased slightly at the Sands during 1999, during the last half of 1998 and in 1999 approximately 700 older, less popular slot machines were replaced with new and more popular machines as part of the Sands capital expenditure program approved by the Bankruptcy Court in March 1998.

      Revenues

      Casino revenues at the Sands increased by $8.1 million (3.7%) in 1999 compared to 1998 and decreased by $15.1 million (6.4%) in 1998 compared to 1997. Increases in both table game and slot machine wagering were partially offset by decreases in table game and slot machine hold percentages in 1999 compared to 1998. Decreases in both table game and slot machine wagering and a slight decrease in slot machine hold percentage during 1998 and 1997 were partially offset by an increase in the table game hold percentage in 1998 vs. 1997.

      Rooms' revenue increased $73,000 (.8%) in 1999 compared to 1998 and decreased $491,000 (5.1%) in 1998 compared to 1997. The increase during 1999 is a result of higher occupancy partially offset by a decrease in the average daily room rate (ADR), while the decrease in 1998 compared to 1997 is a result of decreased occupancy partially offset by an increase in the ADR.

      Food and beverage revenues increased $2.5 million (9.8%) in 1999 compared to1998 and decreased $7.6 million (23%) in 1998 compared to 1997. The revenue growth in 1999 compared to 1998 was due to an increase in both the number of covers and in revenue per cover ("average check"). The revenue decrease in 1998 compared with 1997 resulted from fewer covers reflecting a curtailment in food and beverage related promotional programs.

      Other revenues increased $2.2 million (58.2%) in 1999 compared to 1998 and decreased $356,000 (8.6%) in 1998 compared to 1997. The increase in 1999 resulted from an increase in the number of theatre entertainment offerings and the opening of a gift shop. The decrease in 1998 compared to 1997 resulted from a reduction in theatre entertainment offerings.

      Promotional Allowances

      Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances increased to 54.9% in 1999 from 53.1% in 1998 and 53.4% in 1997. The increase in 1999 is primarily attributable to changes in marketing programs and other promotional activities aimed at increasing gaming volume from rated players.

      Departmental Expenses

      Casino expenses at the Sands increased $11.2 million (6.0%) in 1999 compared to 1998 and decreased by $13.0 million (6.5%) in 1998 compared to 1997. The increase in 1999 was a result of increased expenditures for marketing and advertising related to the Sands desire to develop programs and create market awareness for the purpose of driving additional patron volume. This increase in expenditures and related patron volume activity also resulted in an increase in the allocation of rooms, food and beverage and other expenses to casino expenses. The majority of these increases occurred during the first nine months of 1999, as the direction of the Sands shifted to developing the additional volume into more profitable business. These cost increases were slightly offset by a decrease in incentive programs involving coin giveaways. The decrease in 1998 was a result, in part, of previous management, under the Management Agreement, reducing marketing expenditures during the first half of 1998, which had the negative impact of significantly reducing patron volume.

      Rooms expense decreased $316,000 (10.0%) in 1999 compared to 1998 and increased by $584,000 (22.5%) in 1998 compared to 1997. The 1999 decrease resulted from an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis. The 1998 increase resulted from a lower percentage of rooms being utilized on a complimentary basis, which reduced the allocation of room costs to casino expenses.

      Food and beverage expense increased $276,000 (2.8%) in 1999 compared to 1998 and decreased $817,000 (7.6%) in 1998 compared to 1997. The increase in 1999 was due to increased food and beverage volume and related variable costs due to increased casino patronage. These increases were offset by the increase in the allocation of food and beverage costs to casino expense. The decrease in 1998 reflects a reduction in payroll, operating costs and promotional expenses resulting from a decline in patron volume. Such cost savings were partially offset by fewer costs being allocated to casino expenses due to the reduced use of food and beverage complimentaries.

      Other expenses increased $1.6 million (62.9%) in 1999 compared to 1998 and decreased by $157,000 (5.7%) in 1998 compared to1997. The 1999 increase resulted from increased costs associated with increased theatre entertainment and additional costs of goods relating to merchandise sold by a new gift shop. These increases were offset by the increase in the allocation of other expenses to casino expense. The decrease in 1998 was due to cost savings with respect to a reduced amount theatre entertainment.

      General and Administrative Expenses

      General and administrative expenses decreased $1.9 million (15.3%) in 1999 compared to 1998 and by $4.9 million (28.2%) in 1998 compared to 1997. Management fees incurred by the Sands decreased by $2.4 million in 1999 compared to 1998 and $3.0 million in 1998 compared to 1997. These reductions resulted from the filing of the Rejection Motion and the Settlement Agreement and Second Settlement Agreement. The decrease in 1999 was partially offset by increased wages and benefits, particularly in the Facilities department, due to deferred maintenance in recent years.

      Depreciation and Amortization

      Depreciation and amortization expense increased by $3.4 million (26.7%) in 1999 compared to 1998 and decreased by $1.3 million (9%) in 1998 compared to 1997. The increase in 1999 was due to the expense associated with the recognition of the present value of a future donation liability to the CRDA and the write-off of a deferred asset related to a previous CRDA donation in the amount of $765,000. The decrease in 1998 is attributable to certain assets becoming fully depreciated during 1998 and the elimination of the amortization of loan origination and related fees that were fully written-off at December 31, 1997. These expense reductions were somewhat offset by an increase of $1.4 million in the valuation allowance for certain CRDA bond investments due to the uncertainty of their realizable value.

      Interest Income and Expense

      Interest income decreased by $312,000 (32.5%) in 1999 compared to 1998 and by $719,000 (42.8%) in 1998 compared to 1997. The decrease in 1999 was because interest earned in 1998 included a one-time interest payment on an obligatory investment. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is reflected in the accompanying consolidated financial statements as a reduction of reorganization costs.

      Interest expense decreased $18,000 (5.8%) in 1999 compared to 1998 and $22.9 million (98.7%) in 1998 compared to 1997. As a result of the Chapter 11 filing, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing has been suspended.

      Non-recurring Items

      At December 31, 1997, GBHC reserved as uncollectible the balance of an advance to an affiliated company in the amount of $5.7 million together with interest amounting to $4.0 million. The $5.7 million advance as well as accrued interest amounting to $5.8 million remains fully reserved at December 31, 1999.

      Income Tax Provision

      Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC, the parent company of GBCC until HCC distributed the GBCC stock it owned to its shareholders as a dividend on December 31, 1996. As part of the Second Settlement Agreement (see Note 1), Holdings' operations are included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income taxes will be calculated and paid on a consolidated basis with Holdings and GB Funding.

      At December 31, 1999, GBHC has deferred tax assets including net operating loss and credit carryforwards. The net operating losses ("NOL's") do not expire before the year 2012 for federal tax purposes and the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. The availability of the NOL's and credit carryforwards will be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of GBHC through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of HCC and GBCC originally advised GBHC in March 1999 that GBHC should have approximately $13 million in NOL's available subsequent to December 31, 1998. Subsequent adjustments recognized by GBHC and reported to GBCC attributable to the year ended December 31, 1997, reduced the available NOL's. GBCC advised GBHC in February 2000 that a portion of the Debtors' NOL's were utilized in the 1998 GBCC group consolidated federal income tax return. However, GBCC also notified GBHC in February 2000 that all of the Debtors' NOL's attributable to periods prior to January 1, 1997 will be utilized to shield certain additional excess loss account adjustments attributable to the Spin Off, which may result in available NOL's in 1999 being reduced to approximately $4.4 million. GBHC is in the process of examining the propriety of the use of its pre-1997 NOL's. GBHC expects that these remaining NOL's will be utilized in the 1999 federal tax return, and if not utilized therein, any remaining NOL's will be eliminated as a result of a plan of reorganization. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by GBHC in January 1998, management is unable to determine that realization of GBHC's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 1999. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' NOL's.

      As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a non-cash basis. A loan to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998.

      Extraordinary Item

      A subsidiary of Holdings acquired $2.5 million of First Mortgage notes at a discount of $375,000 to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities"). Such gain was partially offset by the write-off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000 for the year ended December 31, 1997.

      Year 2000 Compliance

      Management completed on a timely basis a comprehensive program to prepare the Sands' computer systems and applications for a smooth transition to the Year 2000. The objective of this program was to determine and assess the risks of the Year 2000 issues and to plan and institute mitigating actions to minimize those risks. An assessment and inventory of systems, computer applications and software programs was completed and changes implemented where required. The Sands developed a contingency plan that included the identification of significant vendors that would be Year 2000 compliant to replace significant vendors that would not be Year 2000 compliant. The costs associated with testing and converting systems were not material. All Year 2000 costs were funded through operating cash flow. Because of these preparations, the Sands did not experience any significant disruptions in its operations as a result of the transition to the Year 2000. Additionally, there are no claims pending or, to our knowledge, threatened against us arising out of the Year 2000 issue.

      Reorganization and Other Related Costs

      Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements, and other administrative costs. Also, costs in the amount of $262,000 associated with a planned re-theming of the Sands and related expansions opportunities were expensed during the fourth quarter of 1999. Due to the reorganization proceedings discussed above, this project has been abandoned. As noted previously, interest income on cash accumulated during the reorganization is reflected as a reduction to reorganization and other related costs.

      Inflation

      Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

      Seasonality

      Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. In addition, the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect casino revenues and profitability.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
GB Property Funding Corp.
  Report of Independent Public Accountants.............................  29

  Balance Sheets of GB Property Funding Corp. as of
   December 31, 1999 and 1998..........................................  30

  Statements of Operations of GB Property Funding Corp.
   for the Years Ended December 31, 1999, 1998 and 1997................  31

  Statements of Cash Flows of GB Property Funding Corp.
   for the Years Ended December 31, 1999, 1998 and 1997................  32

  Notes to Financial Statements of GB Property Funding Corp............  33

GB Holdings, Inc. and Subsidiaries
  Report of Independent Public Accountants.............................  39

  Consolidated Balance Sheets of GB Holdings, Inc.
   and Subsidiaries as of December 31, 1999 and 1998...................  40

  Consolidated Statements of Operations of GB Holdings, Inc.
   and Subsidiaries for the Years Ended
   December 31, 1999, 1998 and 1997....................................  42

  Consolidated Statement of Changes in Shareholder's Deficit
   of GB Holdings, Inc. and Subsidiaries for
   the Three Years Ended December 31, 1999.............................  43

  Consolidated Statements of Cash Flows of GB Holdings, Inc.
    and Subsidiaries for the Years Ended
    December 31, 1999, 1998 and 1997 ..................................  44

  Notes to Consolidated Financial Statements of GB Holdings, Inc.
   and Subsidiaries ...................................................  45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Property Funding Corp.:

      We have audited the accompanying balance sheets of GB Property Funding Corp. (the Company and a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1, the Company was formed for the purpose of issuing $185,000,000 of First Mortgage Notes for the benefit of Greate Bay Hotel and Casino, Inc., an affiliated company ("GBHC"). The Company loaned the proceeds from the First Mortgage Notes to GBHC and, at December 31, 1999, has a note receivable and related accrued interest receivable due from GBHC totaling $191,353,000. The Company has no operations and the note receivable, the accrued interest receivable and the mortgage lien on the assets of GBHC represent virtually all of the Company's assets. During 1998, the Company, GBHC and GB Holdings, Inc., the parent company of both the Company and GBHC, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Property Funding Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, on January 5, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                          ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 11, 2000

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                                 BALANCE SHEETS

                                     ASSETS

                                                            December 31,
                                                     ---------------------------
                                                         1999           1999
                                                     ------------   ------------
Current Asset:
      Cash                                           $      1,000   $      1,000
Interest receivable from affiliate                      9,373,000      9,373,000
Note receivable from affiliate                        181,980,000    182,243,000
                                                     ------------   ------------
                                                     $191,354,000   $191,617,000
                                                     ============   ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Subject to Compromise:
      Accrued interest payable                       $  9,373,000   $  9,373,000
      Long-term debt                                  181,980,000    182,243,000
                                                     ------------   ------------
                                                      191,353,000    191,616,000
Commitments and Contingncies

Shareholder's Equity:
      Common stock, $1.00 par value per share,
         1,000 shares authorized and outstanding            1,000          1,000
                                                     ------------   ------------
                                                     $191,354,000   $191,617,000
                                                     ============   ============

                          The accompanying notes are an
                   integral part of these financial statements

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                  ---------------------------------------------
                                                     1999             1998             1997
                                                  -----------      -----------      -----------

Revenues:
      Interest income (Note 2)                    $        --      $   221,000      $19,941,000

Expenses:
      Interest expense (contractual interest
           of $19,806,000 and $19,844,000,
           in 1999 and 1998, respectively)                 --          221,000       19,941,000
                                                  -----------      -----------      -----------
           Net income                             $        --      $        --      $        --
                                                  ===========      ===========      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  ----------------------------------------
                                                                    1999           1998            1997
                                                                  ---------      ---------       ---------
OPERATING ACTIVITIES:
Net income                                                        $      --      $      --       $      --
Adjustments to reconcile net income to net
  cash provided by operating activities:
 (Increase) decrease  in interest receivable from affiliate              --       (221,000)        125,000
  Increase (decrease) in accrued interest payable                        --        221,000        (125,000)
                                                                  ---------      ---------       ---------

      Net cash provided by operating activities                          --             --              --

   Cash at beginning of year                                          1,000          1,000           1,000
                                                                  ---------      ---------       ---------

   Cash at end of year                                            $   1,000      $   1,000       $   1,000
                                                                  =========      =========       =========

                          The accompanying notes are an
                  integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

(1) Organization and Operations

      GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated on September 29, 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation, through December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership of Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of Greate Bay Casino Corporation ("GBCC"). PCC was incorporated in September 1993 and was a wholly owned subsidiary of PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization is PPI. Holdings was incorporated in September 1993 and, on February 17, 1994, acquired, through a capital contribution by its then parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 of First Mortgage Notes (the "First Mortgage Notes") for the benefit of GBHC; such debt was issued in February 1994 bearing interest at the rate of 10 7/8% per annum. All of the proceeds were loaned to GBHC (see Note 2).

      GB Property Funding has no operations and is dependent on the repayment of its note from GBHC for servicing its debt obligations (see Note 2). Administrative services for GB Property Funding are provided by GBHC at no charge. The cost of such services is not significant.

      The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under provisions of the Casino Act, GBHC is required to maintain a non-transferable license to operate a casino in Atlantic City.

      The accompanying financial statements have been prepared in accordance with Statement of Position No. 90 -7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. On January 5, 1998, GB Property Funding, GBHC and Holdings (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business as set forth in the Bankruptcy Code.

      On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization (the "Plan") and third modified disclosure statement. On October 4, 1999, the Bankruptcy Court approved the adequacy of the Disclosure Statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Mr. Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statements, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000, as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000, as the beginning of the confirmation hearing.

      A plan of reorganization requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that any plan of reorganization will be confirmed by the Bankruptcy Court or approved by the Casino Commission. In the event a plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

      As discussed above, GB Property Funding was formed for the purpose of issuing the First Mortgage Notes for the benefit of GBHC. GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at December 31, 1999, has a note receivable, together with interest accrued through January 5, 1998, due from GBHC totaling $191,353,000. GB Property Funding has no operations and the note receivable

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

and the accrued interest receivable represents virtually all of GB Property Fundings' assets. As discussed above, during 1998 the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

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

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). The Lieber Parcel and the Option Parcels provided GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The demolition of the existing structures on the parcels was completed and construction of a new front entrance to the Sands' facility has commenced with completion expected in June 2000.

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

(2) Long-Term Debt

      On February 17, 1994, GB Property Funding issued the First Mortgage Notes due January 15, 2004. Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face mount of First Mortgage Notes that were used to make the July 15, 1997, required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998, were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets amounting to $263,000 and $257,000 for the years ended December 31, 1999 and 1998, respectively, were remitted to the Indenture Trustee.

      No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the years ended December 31, 1999 and 1998. Interest receivable and payable with respect to the notes of $9,373,000, are included on the accompanying balance sheets at December 31, 1999 and 1998 in non-current

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

(3) Income Taxes

      Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As part of an agreement settling an adversary proceeding between the Debtors, on one side, and GBCC, certain of its affiliates, and certain former directors of GBHC on the other, GB Property Funding was included in GBCC's consolidated federal income tax return for the years ended December 31, 1998 and 1997. As part of this same agreement, GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV, effecting the deconsolidation of GB Property Funding from the GBCC group. As a result, for tax years ending after 1998, GB Property Funding will file its federal income tax return on a consolidated basis with Holdings and GBHC. GB Property Funding made no federal or state income tax payments during the years ended December 31, 1999 and 1998.

(4) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy code in the Bankruptcy Court (see Note 1)

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

      Cash is valued at the carrying amount, which is the fair value.

      As a result of the Chapter 11 filing, the First Mortgage Notes and related accrued interest payable are subject to compromise and the fair value cannot be determined. The value of the First Mortgage Notes is subject to a determination of the valuation of the business of Holdings, which will be, but has not yet been, established in the Chapter 11 proceedings and will be subject to the terms of a plan of reorganization. Accordingly, the fair value of the corresponding note and interest receivable from affiliate cannot be determined at this time.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     The estimated carrying amounts and fair values of GB Property Funding's financial instruments are as follows:

                                                         December 31, 1999                 December 31, 1998
                                                -----------------------------        -----------------------------
                                                  Carrying                             Carrying
                                                   Amount          Fair Value           Amount          Fair Value
                                                ------------       ----------        ------------       ----------

Financial Assets:
      Cash                                      $      1,000       $    1,000        $      1,000       $    1,000
      Interest receivable from affiliate           9,373,000              n/a           9,373,000              n/a
      Note receivable from affiliate             181,980,000              n/a         182,243,000              n/a
Financial Liabilities:
      Accrued interest payable                     9,373,000              n/a           9,373,000              n/a
      First Mortgage Notes                       181,980,000              n/a         182,243,000              n/a


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

      Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC from the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee of the First Mortgage Notes as reductions to the outstanding principal of the First Mortgage Notes. For the years ended December 31, 1999 and 1998, proceeds from the sale of such assets of $263,000 and $257,000, respectively, were remitted to the Indenture Trustee. These transactions have been excluded from the accompanying statement of cash flows as a non-cash transaction.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. (the Company and a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, on January 5, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code ("the Bankruptcy Code"). These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization requires confirmation by the Bankruptcy Court in accordance with the Bankruptcy Code and approval by the New Jersey Casino Control Commission. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 11, 2000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      December 31,
                                                           ---------------------------------
                                                               1999                1998
                                                           -------------       -------------
Current Assets:
      Cash and cash equivalents                            $  20,897,000       $  23,844,000
      Accounts receivable, net of allowances
         of $11,413,000 and $11,920,000, respectively          9,864,000           7,428,000
      Inventories                                              3,784,000           3,402,000
      Due from affiliates                                        236,000             398,000
      Deferred income taxes                                    3,478,000             726,000
      Prepaid expenses and other current assets                2,266,000           2,776,000
                                                           -------------       -------------
         Total current assets                                 40,525,000          38,574,000
                                                           -------------       -------------

Property and Equipment:
      Land                                                    50,777,000          38,929,000
      Buildings and improvements                             185,508,000         185,508,000
      Operating equipment                                    108,260,000          99,854,000
      Construction in progress                                 2,295,000           3,939,000
                                                           -------------       -------------
                                                             346,840,000         328,230,000
      Less - accumulated depreciation and
         amortization                                       (189,805,000)       (182,045,000)
                                                           -------------       -------------
      Net property and equipment                             157,035,000         146,185,000
                                                           -------------       -------------

Other Assets:
      Obligatory investments, net of allowances                8,386,000           8,098,000
         of $9,122,000 and $8,528,000, respectively
      Other assets                                             2,470,000           6,291,000
                                                           -------------       -------------
         Total other assets                                   10,856,000          14,389,000
                                                           -------------       -------------
                                                           $ 208,416,000       $ 199,148,000
                                                           =============       =============

                          The accompanying notes are an
            integral part of these consolidated financial statements

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                December 31,
                                                      ---------------------------------
                                                          1999                1998
                                                      -------------       -------------
Current Liabilities Not Subject to Compromise:
      Current maturities of long-term debt            $      79,000       $      73,000
      Accounts payable                                    4,849,000           4,539,000
      Accured liabilities -
         Salaries and wages                               3,458,000           3,699,000
         Reorganization costs                             1,843,000           1,310,000
         Insurance                                        1,872,000           1,037,000
         Other                                            5,879,000           6,066,000
      Due to affiliates                                   1,099,000           1,119,000
      Other current liabilities                           4,322,000           3,599,000
                                                      -------------       -------------
         Total current liabilities                       23,401,000          21,442,000
                                                      -------------       -------------
Liabilities Subject to Compromise  (Note 4)             217,028,000         218,322,000
                                                      -------------       -------------
Long-Term Debt                                              839,000             918,000
                                                      -------------       -------------
Deferred Taxes and Other Noncurrent Liabilities           6,741,000           1,207,000
                                                      -------------       -------------

Commitments and Contingencies

Shareholder's Deficit:
      Common stock, $1.00 par value per share;
         1,000 shares authorized and outstanding              1,000               1,000
      Additional paid-in capital                         27,946,000          27,946,000
      Accumulated deficit                               (67,540,000)        (70,688,000)
                                                      -------------       -------------
         Total shareholder's deficit                    (39,593,000)        (42,741,000)
                                                      -------------       -------------
                                                      $ 208,416,000       $ 199,148,000
                                                      =============       =============

                          The accompanying notes are an
            integral part of these consolidated financial statements

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                          1999                    1998                    1997
                                                                      -------------           -------------           -------------
Revenues:
      Casino                                                          $ 227,475,000           $ 219,368,000           $ 234,477,000
      Rooms                                                               9,273,000               9,200,000               9,691,000
      Food and beverage                                                  27,870,000              25,381,000              32,968,000
      Other                                                               5,960,000               3,767,000               4,123,000
                                                                      -------------           -------------           -------------
                                                                        270,578,000             257,716,000             281,259,000
      Less - promotional allowances                                     (23,683,000)            (20,372,000)            (25,004,000)
                                                                      -------------           -------------           -------------
           Net revenues                                                 246,895,000             237,344,000             256,255,000
                                                                      -------------           -------------           -------------
Expenses:
      Casino                                                            197,906,000             186,761,000             199,746,000
      Rooms                                                               2,858,000               3,174,000               2,590,000
      Food and beverage                                                  10,274,000               9,998,000              10,815,000
      Other                                                               4,234,000               2,599,000               2,756,000
      General and administrative                                         10,586,000              12,497,000              17,409,000
      Depreciation and amortization, including
           write off of net CRDA obligations                             16,215,000              12,795,000              14,062,000
                                                                      -------------           -------------           -------------
           Total expenses                                               242,073,000             227,824,000             247,378,000
                                                                      -------------           -------------           -------------
Income from operations                                                    4,822,000               9,520,000               8,877,000
                                                                      -------------           -------------           -------------
Non-operating income (expense):
      Interest income                                                       649,000                 961,000               1,680,000
      Interest expense (contractual interest of
           $22,079,000 and $22,106,000,
           in 1999 and 1998, respectively)                                 (295,000)               (313,000)            (23,260,000)
      Reorganization and other related costs                             (2,154,000)             (4,069,000)               (505,000)
      Gain on disposal of assets                                            259,000                 252,000                  59,000
                                                                      -------------           -------------           -------------
           Total non-operating expense, net                              (1,541,000)             (3,169,000)            (22,026,000)
                                                                      -------------           -------------           -------------
Income (loss) before income taxes,
      extraordinary and other items                                       3,281,000               6,351,000             (13,149,000)
Valuation provision on affiliate receivables                                     --                      --              (9,650,000)
Write off of deferred financing costs                                            --                      --              (4,265,000)
                                                                      -------------           -------------           -------------
Income (loss) before income taxes and
      extraordinary item                                                  3,281,000               6,351,000             (27,064,000)
      Income tax provision                                                 (133,000)                     --             (10,902,000)
                                                                      -------------           -------------           -------------
Income (loss) before extraordinary item                                   3,148,000               6,351,000             (37,966,000)
Extraordinary item:
      Gain on early extinguishment of debt                                       --                      --                 310,000
                                                                      -------------           -------------           -------------
Net income (loss)                                                     $   3,148,000           $   6,351,000           $ (37,656,000)
                                                                      =============           =============           =============

                          The accompanying notes are an
            integral part of these consolidated financial statements

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDER'S DEFICIT
                   For the Three Years Ended December 31, 1999

                                                                              Additional
                                           Common Stock                         Paid-in               Accumulated
                                   Shares                 Amount                Capital                 Deficit
                                ------------           ------------           ------------           ------------

BALANCE, January 1, 1997               1,000           $      1,000           $ 18,438,000           $(39,383,000)
        Net loss                          --                     --                     --            (37,656,000)
                                ------------           ------------           ------------           ------------

BALANCE, December 31, 1997             1,000                  1,000             18,438,000            (77,039,000)
        Capital contribution              --                     --              9,508,000                     --
        Net income                        --                     --                     --              6,351,000
                                ------------           ------------           ------------           ------------

BALANCE, December 31, 1998             1,000                  1,000             27,946,000            (70,688,000)
        Net income                        --                     --                     --              3,148,000
                                ------------           ------------           ------------           ------------

BALANCE, December 31, 1999             1,000           $      1,000           $ 27,946,000           $(67,540,000)
                                ============           ============           ============           ============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                1999                 1998                  1997
                                                                             ------------         ------------         ------------

OPERATING ACTIVITIES:
     Net income (loss)                                                       $  3,148,000         $  6,351,000         $(37,656,000)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Extraordinary item                                                             --                   --             (310,000)
        Write off of reorganization related costs                                 262,000              942,000                   --
        Valuation provision on affiliate receivable                                    --                   --            9,650,000
        Write off of deferred financing costs                                          --                   --            4,265,000
        Depreciation and amortization, including
           write off of CRDA obligations                                       16,215,000           12,795,000           14,062,000
        Gain on disposal of assets                                               (259,000)            (252,000)             (59,000)
        Provision for doubtful accounts                                         2,418,000            1,667,000            3,195,000
        Deferred income tax provision                                                  --                   --           10,902,000
        Increase in accounts receivable                                        (4,854,000)          (1,301,000)            (877,000)
        Increase in accounts payable and accrued expenses                       1,096,000            3,505,000            1,159,000
        Net change in other current assets and liabilities                        739,000              (44,000)          (1,155,000)
        Net change in other noncurrent assets and liabilities                    (175,000)          (2,800,000)            (943,000)
                                                                             ------------         ------------         ------------
           Net cash provided by operating activities                           18,590,000           20,863,000            2,233,000
                                                                             ------------         ------------         ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (18,676,000)          (7,972,000)          (3,534,000)
     Purchase of Lieber Check Cashing (net of cash acquired)                           --             (245,000)                  --
     Proceeds from disposition of assets                                          259,000              259,000               59,000
     Obligatory investments                                                    (2,784,000)          (2,643,000)          (2,876,000)
                                                                             ------------         ------------         ------------
        Net cash used in investing activities                                 (21,201,000)         (10,601,000)          (6,351,000)
                                                                             ------------         ------------         ------------
FINANCING ACTIVITIES:
     Repayments on credit facilities                                                   --                   --           (2,000,000)
     Repayments of long-term debt                                                (336,000)            (289,000)          (2,135,000)
     Borrowings from affiliates                                                        --                   --            6,500,000
                                                                             ------------         ------------         ------------
        Net cash (used in) provided by financing activities                      (336,000)            (289,000)           2,365,000
                                                                             ------------         ------------         ------------
        Net decrease (increase) in cash and cash equivalents                   (2,947,000)           9,973,000           (1,753,000)
           Cash and cash equivalents at beginning of year                      23,844,000           13,871,000           15,624,000
                                                                             ------------         ------------         ------------
           Cash and cash equivalents at end of year                          $ 20,897,000         $ 23,844,000         $ 13,871,000
                                                                             ============         ============         ============

                          The accompanying notes are an
            integral part of these consolidated financial statements

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

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

      On January 5, 1998, GBHC, Holdings and GB Property Funding (collectively, the "Debtors") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code", and include disclosure of liabilities subject to compromise (see Note 4).

      The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code. Each company's executive officers and directors as of the date of the filing also remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of GBHC on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned.

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel"). GBHC also acquired and/or caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement").

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC, GB Property Funding and, as of September 2, 1998, Lieber. All significant intercompany balances and transactions have been eliminated.

      On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. The demolition of the existing structures on the parcels was completed and construction of a new front entrance to the Sands' facility has commenced.

      On January 11, 1999, the exclusivity period during which only the debtors could file a plan of reorganization expired and, as a result, any party in interest could file a plan of reorganization. On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization (the "Plan") and third modified disclosure statement. On October 4, 1999, the Bankruptcy Court approved the adequacy of the Disclosure Statement and a confirmation hearing on the Plan was scheduled for December 17, 1999 (the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Mr. Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing.

      A Plan requires confirmation by the Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). There can be no assurance at this time that a plan will be confirmed by the Bankruptcy Court and approved by the Casino Commission. In the event a plan is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GBHC be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place on the effective date of the confirmation of a Plan.

      A significant amount of the Sands' revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

      Prior to July 8, 1998, New Jersey Management, Inc. ("NJMI"), then a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and GBHC, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Casino Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license from the same affiliate for, the computer software used in its operations. On September 28, 1998, and as a result of the Second Settlement Agreement, as defined below, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement (see Note 6).

      On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants"), seeking to recover the Lieber Parcel and the Option Agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, GBHC, on one side, and the Defendants, on the other, reached an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, GBHC agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and December 31, 1998. GBCC agreed to allow GBHC to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of GBHC from the GBCC group for federal income tax purposes. The Second

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement Agreement also resulted in the non-cash settlement of certain outstanding intercompany transactions, the transfer of the membership interests in Lieber to GBHC and the assignment of the Option Agreement for the Option Parcels to Lieber (see Note 9).

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

      The estimated value of rooms, food and beverage and other items that were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included in casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                  1999               1998               1997
                               -----------        -----------        -----------

Rooms                          $ 5,422,000        $ 5,120,000        $ 5,617,000
Food and Beverage               23,703,000         21,872,000         28,144,000
Other                            5,127,000          2,934,000          2,991,000
                               -----------        -----------        -----------
                               $34,252,000        $29,926,000        $36,752,000
                               ===========        ===========        ===========

Cash and cash equivalents -

      Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for doubtful accounts -

      The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,418,000, $1,667,000 and $3,195,000 were recorded in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Deferred financing costs -

      The costs of issuing long-term debt, including all underwriting, legal and accounting fees, were capitalized and were being amortized over the term of the related debt issue. As a result of the filing under Chapter 11 on January 5, 1998, the remaining deferred financing costs in the amount of $4,265,000 were determined to be unrealizable and were written off on the accompanying consolidated statement of operations for the year ended December 31, 1997. Amortization of such costs was $714,000 for the year ended December 31, 1997.

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

      As discussed in Note 1, GBHC filed for protection under the Bankruptcy Code and competing plans of reorganization are expected to be sent out to the Debtor's creditors for voting in the near future. Although management has not made a determination whether an impairment of the carrying value currently exists, future

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place at the confirmation date of a plan of reorganization approved by the Bankruptcy Court.

Accrued insurance -

      GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. A third party insures losses over prescribed levels. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, GBHC's ultimate liability may differ from the amounts accrued.

 Income taxes -

      Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996 (the "Spin Off"). In accordance with the Second Settlement Agreement (see Note 1), Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, and PCC transferred 21% of the stock ownership in Holdings to PBV in order to effect the deconsolidation of the Debtors from the GBCC group, effective after December 31, 1998. As a result, for tax years ending after 1998, Holdings will file its federal income tax return on a consolidated basis with GB Property Funding and GBHC. For financial reporting purposes, Holdings reflects its provision for income taxes on a separate company basis.

Reclassifications -

      Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Long-Term Debt and Pledge of Assets

      Long-term debt is comprised of the following:

                                                          December 31,
                                                ---------------------------------
                                                    1999                 1998
                                                -------------       -------------
10 7/8% first mortgage, notes due 2004 (a)      $ 181,980,000       $ 182,243,000
14 5/8% affiliate loan, due 2005 (b)               10,000,000          10,000,000
Lieber Mortgage (c)                                   513,000             572,000
Other                                                 405,000             419,000
                                                -------------       -------------

      Total                                       192,898,000         193,234,000
Less - current maturities                             (79,000)            (73,000)
Less - debt subject to compromise (Note 4)       (191,980,000)       (192,243,000)
                                                -------------       -------------
      Total long-term debt                      $     839,000       $     918,000
                                                =============       =============

------------------------

(a) On February 17, 1994, GBHC obtained the net proceeds from the sale by Property Funding of $185,000,000 of First Mortgage Notes due January 15, 2004 (the "First Mortgage Notes"). Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Thereafter, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount during May 1997, which it used during June 1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

      Subject to certain exceptions in the Security Agreement, substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. GBHC filed a motion in the Bankruptcy Court, seeking to use "Cash Collateral", as defined by 11 U.S.C. "363, in the ordinary course of its business. By opinion filed April 3, 1998 (the "Opinion"), the Bankruptcy Court granted GBHC the right to use "Cash Collateral" subject to providing certain adequate protection in favor of the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") and concluded, among other things, that the Indenture Trustee did not have a perfected security interest in GBHC's deposit accounts or cash generated from casino operations. An order was entered in conformity with the Opinion on May 5, 1998. The Indenture Trustee took an appeal of the order to the United States District Court for the District of New Jersey. On March 19, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Court's decision. The Indenture Trustee filed an appeal with the United States Court of Appeals for the Third Circuit, which affirmed the decision on January 31, 2000.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets amounting to $263,000 and $257,000, for the years ending December 31, 1999 and 1998, respectively, were remitted to the Indenture Trustee.

(b) On February 17, 1994, PRT Funding Corp. ("PRT"), then an affiliate, loaned GBHC $10,000,000 under a promissory note (the "PRT Subordinated Note"), which is subordinated to the First Mortgage Notes. The PRT Subordinated
      Note is due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, payable semiannually. Interest has been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PRT Funding Corp. in October, 1999, the PRT Subordinated Note was transferred to GBLLC, whose sole member is PPI.

(c) On September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber (see Note 9) which owns the Lieber Parcel. Principal mortgage indebtedness at the time of acquisition was $591,000 and bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten-year amortization schedule. The balance of the note is due in July 2001.

      As a result of the Chapter 11 filing, principal payments with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note are included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 1999 and 1998. Scheduled payments of long-term debt as of December 31, 1999, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

               2000                                     $ 79,000
               2001                                      467,000
               2002                                       19,000
               2003                                       21,000
               2004                                       23,000
               Thereafter                                309,000
                                                        --------
                  Total                                 $918,000
                                                        ========

      Interest paid amounted to $79,000, $56,000 and $20,128,000, respectively, for the years ended December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998, accrued interest on the First Mortgage Notes in the amount of $9,373,000 is included with liabilities subject to compromise on the accompanying consolidated balance sheets.

(4) Liabilities Subject to Compromise

      Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following:

                                                      1999              1998
                                                  ------------      ------------
 Accounts payable and accrued liabilities         $  6,811,000      $  7,751,000

 First Mortgage Notes (Note 3)                     181,980,000       182,243,000

 PRT Subordinated Note (Note 3)                     10,000,000        10,000,000
 Borrowings from affiliate (Note 6)                  5,000,000         5,000,000
 Accrued interest (Notes 3 and 6)                   12,855,000        12,855,000
 Due to affiliates                                     382,000           473,000
                                                  ------------      ------------
Total                                             $217,028,000      $218,322,000
                                                  ============      ============

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes

                                                          Year Ended December 31,
                                             --------------------------------------------------
                                                 1999               1998               1997
                                             ------------       ------------       ------------

Federal income tax (provision) benefit:
      Current                                $   (133,000)      $         --       $         --
      Deferred                                         --                 --        (10,902,000)

State income tax (provision) benefit:
      Current                                          --                 --                 --
      Deferred                                         --                 --                 --
                                             ------------       ------------       ------------
                                             $   (133,000)      $         --       $(10,902,000)
                                             ============       ============       ============

      Prior to 1997, Holdings' was included in the consolidated federal income tax return of HCC (see Note 2). In accordance with the Second Settlement Agreement (see Note 1), Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC.

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment, and other expenses. Holdings paid federal income taxes in the amount of $355,000 during the year ended December 31, 1999. No federal taxes were paid during the year ended December 31, 1998. Holdings made no state tax payments during the years ended December 31, 1999 and 1998, respectively.

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

      At December 31, 1999, Holdings and its subsidiaries have deferred tax assets including net operating loss and credit carryforwards. The net operating losses ("NOL's") do not expire before the year 2012 for federal tax purposes and the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

until the year 2019. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, the Second Settlement Agreement provides that GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to offset taxable income of GBCC and other members of the consolidated tax group. Representatives of HCC and GBCC originally advised Holdings in March 1999 that Holdings should have approximately $13 million in NOL's available subsequent to December 31, 1998. GBCC advised GBHC in February 2000 that a portion of the Debtors' NOL's were utilized in the 1998 GBCC group consolidated federal income tax return. However, GBCC also notified GBHC in February 2000 that all of the Debtors' NOL's attributable to periods prior to January 1, 1997 will be utilized to shield certain additional excess loss account adjustments attributable to the Spin Off, which may result in available NOL's in 1999 being reduced to approximately $4.4 million. GBHC is in the process of examining the propriety of the use of its pre-1997 NOL's. The Debtors expect that these remaining NOL's will be utilized in the 1999 federal tax return of the Debtors, and if not utilized therein, any remaining NOL's will be eliminated as a result of a plan of reorganization. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 1999.

      Sales or purchases of Holdings' common stock could cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of Holdings to utilize its NOL's in later tax periods. Should such a change of control occur, the amount of NOL's available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings, or court decisions may also affect Holdings' future utilization of its NOL's.

      The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which Holdings' was included (the "Audit"). During 1998, HCC reported that it may be required to file an amended federal tax return for calendar year 1996 and that it may experience a material increase in income tax liability as a result of the Spin Off. However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due, without contribution from the Debtors, that are attributable to the Spin Off. Representatives of HCC have advised GBHC that the HCC group's NOL's will first be used to shield audit adjustments relating to the years 1993 through 1996 before being used to offset excess loss account adjustments occurring at December 31, 1996. Representatives of GBCC and HCC also represented to the Debtors' independent accountants in March 1999, that all the results of the Audit should not have a material adverse effect on the consolidated financial position or results of operations of the Debtors. In March 2000, GBCC reported in its 1999 SEC form 10-K that until the Audit is completed, the allocation of tax attributes to the entities consolidated with HCC cannot be determined. GBCC also reported that due to the inclusion of Holdings and its subsidiaries in the consolidated returns an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. Any such claim will be subject to the terms of the Second Settlement Agreement. While this disclosure by GBCC is contrary to prior representations made by HCC and GBCC to Holdings and its independent auditors, such disclosure causes management to be presently unable to estimate the ultimate impact of the Audit on the consolidated financial position or results of operations of Holdings. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' NOL's.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The principal reasons for the difference between the statutory federal income tax rate and the effective tax rate consists of the utilization of operating loss and credit carry forwards and the disallowance of certain meal and entertainment and other expenses.

(6) Transactions with Related parties

      Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until decision on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of a plan of reorganization for the Debtors by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possessed a claim for pre-petition management fees, which was settled for an unsecured claim in the amount of $75,000 and which was transferred to GBLLC along with the claim for the deferred fees.

      Fees under the Management Agreement are included in general and administrative expenses on the accompanying consolidated financial statements and amounted to $2,388,000 and $5,430,000, respectively, for the years ended December 31, 1998 and 1997. As a result of the Second Settlement Agreement and the Rejection Motion, no such fees were incurred for the year ended December 31, 1999. Amounts payable under the Settlement Agreement to NJMI, which have been assigned to GBLLC, and included in due to affiliates on the accompanying consolidated balance sheets at December 31, 1998 and 1999, amounted to $211,000 in both years. Fees Payable at December 31, 1998 under the Management Agreement were $145,000 and were included in liabilities subject to compromise on the accompanying respective consolidated balance sheet. The $75,000 unsecured claim arising from the settlement in 1999 of the pre-petition management fee claim under the Management Agreement is included in liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 1999.

      GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts paid to the unaffiliated third party. Such charges amounted to $278,000, $275,000 and $290,000, respectively, for the years ended December 31, 1999, 1998 and 1997. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. "362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey. On June 10, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. On July 13, 1999, GBCC filed an appeal with the United States Court of Appeals for the Third Circuit. GBCC and GBHC filed a motion with the Third Circuit on March 23, 2000, seeking an adjournment of the briefing schedule in the appeal based on the belief that the likelihood of the confirmation of either the Icahn/Committee or PPE Plan in the near future by the Bankruptcy Court will eliminate the automatic stay by the effective date of a Plan, will moot the issue raised by GBCC in the appeal and will permit GBCC to seek to terminate the license agreement if it still chooses to do so.

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at December 31, 1999, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $5,850,000 and $4,914,000 at December 31, 1999 and 1998, respectively, is fully reserved as collection of the receivable is uncertain.

      During the third quarter of 1996, GBCC borrowed a total of $6,500,000 from HCC, which GBCC then loaned to GBHC to enable GBHC to make its debt service obligations and a property tax payment. According to the terms of the corresponding note, such borrowings accrued interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar stated terms. As part of the Second Settlement Agreement, GBHC settled certain intercompany obligations on a noncash basis. This loan to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998.

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). Interest accrued on the PCC Subordinated Note amounted to $728,000 at both December 31, 1999 and December 31, 1998, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PCC in October, 1999, the PCC Subordinated Note was transferred to GBLLC.

      Net interest expense incurred with respect to affiliate advances and borrowings is as follows:

                                             Year Ended December 31,
                                  ---------------------------------------------
                                     1999            1998               1997
                                  ----------      -----------       -----------

Net Borrowings/(Advances)         $       --      $   (20,000)      $  (870,000)
PRT Subordinated Note (Note 3)            --          (16,000)       (1,463,000)

      Interest accrued on the PRT Subordinated Note (Note 3) of $2,754,000 is included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 1999 and 1998.

      Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This amount was transferred to GBLLC and is included in due to affiliates in the accompanying consolidated balance sheets at December 31, 1999, and 1998.

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                              Year Ended December 31,
                                    --------------------------------------------
                                       1999             1998             1997
                                    ----------       ----------       ----------

Billings to affiliates              $   24,000       $  213,000       $1,080,000
Charges from affiliates                983,000          983,000          917,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) New Jersey Regulations and Obligatory Investments

      The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to the Sands was renewed by the Casino Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 and the 2000 financial projections were filed and the Sands license will be up for renewal in 2000. Terms of the current license require GBHC to comply with weekly and monthly financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates. The Casino Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

      The Casino Act requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

      As of December 31, 1999 and 1998, the Sands had purchased bonds totaling $7,001,000 and $6,707,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1999 and 1998 of $10,507,000 and $9,919,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

      Obligatory investments at December 31, 1999 and 1998 are net of accumulated valuation allowances of $9,122,000 and $8,528,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for 1999 amounted to $1,478,000. This amount includes an additional valuation allowance of $223,000 due to the uncertainty of the realizibility of certain bond investments. Provisions for valuation allowances during the years ended December 31, 1998 and 1997 amounted to $2,724,000 and $1,241,000, respectively. Additionally, the Sands has expensed $3,490,000 associated with the recognition of a future donation liability to the CRDA in connection with construction related to the Atlantic City Boardwalk Convention Center. The liability represents the present value of the future cash donations committed to the CRDA.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. In consideration thereof, the CRDA granted the Sands waivers of certain of its future Deposit obligations. GBHC made such donations of Deposits during the years ended December 31, 1999, 1998 and 1997 totaling $176,000, $146,000 and $147,000, respectively, resulting in waivers granted by the CRDA for those years totaling $90,000, $74,000 and $75,000, respectively. Intangible assets aggregating $1,413,000 and $2,386,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 1999 and 1998, and will be amortized over a period of ten years effective with the completion of the projects. Amortization of intangible assets totaled $967,000 and $203,000 during the years ended December 31, 1999 and 1998, respectively. In 1999, GBHC wrote off an intangible asset in the amount of $765,000 because the project no longer provided any benefit to the company. The related expense was charged to depreciation and amortization.

(8) Legal Proceedings

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

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996, 1997, 1998, 1999 and 2000. The City of Atlantic City has also appealed the amount of the assessments for the years 1996 through 1999.

      GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial position or results of operations of Holdings and GBHC. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(9) Acquisition of Lieber Check Cashing and the Agreement for the Option Parcels

      Effective September 2, 1998, and as part of the Second Settlement Agreement, (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On April 20, 1999, GBHC filed a motion with the Bankruptcy Court seeking approval to close on the Option Agreement for the Option Parcels (the "Closing Motion"). In addition, on May 6, 1999, and subject to Bankruptcy Court approval, Lieber entered into a second amendment to the Option Agreement to set the closing date as September 20, 1999, to increase the down payment by $500,000, and to provide for the right to seek certain state and local land use approvals prior to the closing date without violation of the Option Agreement (the "Amendment"). On May 10, 1999, the Bankruptcy Court granted the Closing Motion and approved the Amendment. On May 10, 1999, $500,000 was paid to the Escrow Agent under the Option Agreement as required by the Amendment. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The demolition of the existing structures has been completed and GBHC is in the process of constructing a new front entrance to the Sands' facility on Pacific Avenue. The new front entrance is expected to be completed by June 2000.

      Principal mortgage indebtedness of Lieber outstanding at the acquisition date of the Lieber membership interests was $591,000 (see Note 3). The assets, liabilities, and results of operations of Lieber at the date of such acquisition are not material to the consolidated financial statements. Accordingly, pro forma financial information has not been provided. These transactions were accounted for by the purchase method of accounting, and, as such, the accompanying consolidated financial statements include results of operations of Lieber commencing as of September 2, 1998.

(10) Supplemental Cash Flow Information

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Disclosures about Fair Value of Financial Instruments

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

      Cash and cash equivalents are valued at the carrying amount. Such amount approximates the fair value of cash equivalents because of the short maturity of these instruments.

      Based on an evaluation of GBHC as a going concern, obligatory investments are valued at a carrying amount which includes an allowance reflecting the below market interest rate associated with such investments.

      As a result of the Chapter 11 filing, the First Mortgage Notes, PCC Subordinated Note, the PRT Subordinated Note and related accrued interest payable are subject to compromise and the fair value cannot be determined. The value of the First Mortgage Notes, PCC Subordinated Note and PRT Subordinated
Note is subject to a determination of the valuation of the business of Holdings, which will be, but has not yet been, established in the Chapter 11 proceedings and will be subject to the terms of a plan of reorganization.

      Other debt obligations with a short remaining maturity are valued at the carrying amount.

      The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 1999 and 1998 are as follows:

                                                  December 31, 1999                      December 31, 1998
                                           -------------------------------        -------------------------------
                                            Carrying                               Carrying
                                             Amount            Fair Value            Amount           Fair Value
                                           ------------        -----------        ------------        -----------
Financial Assets:
      Cash and cash equivalents            $ 20,897,000        $20,897,000        $ 23,844,000        $23,844,000
      Obligatory investments                  8,386,000          8,386,000           8,098,000          8,098,000
Financial Liabilities:
      Interest payable                        9,373,000                n/a           9,373,000                n/a
      PCC Subordinated Note                   5,000,000                n/a           5,000,000                n/a
      PRT Subordinated Note                  10,000,000                n/a          10,000,000                n/a
      Interest on affiliate borrowings        3,482,000                n/a           3,482,000                n/a
      First Mortgage Notes                  181,980,000                n/a         182,243,000                n/a
      Lieber Mortgage                           513,000            513,000             572,000            572,000
      Other notes payable                       405,000            405,000             419,000            419,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)   Selected Quarterly Financial Data (Unaudited)

                                                                     Quarter
                                  ------------------------------------------------------------------------------
                                      First               Second                 Third                 Fourth
                                  ------------          ------------          ------------          ------------

Year Ended December 31, 1999
      Net revenues                $ 57,927,000          $ 64,887,000          $ 66,877,000          $ 57,204,000
                                  ============          ============          ============          ============
      Net income (loss)           $    490,000          $  4,990,000          $    324,000          $ (2,656,000)
                                  ============          ============          ============          ============

Year Ended December 31, 1998
      Net revenues                $ 55,613,000          $ 58,453,000          $ 65,835,000          $ 57,443,000
                                  ============          ============          ============          ============
      Net income (loss)           $  2,635,000          $    619,000          $  3,960,000          $   (862,000)
                                  ============          ============          ============          ============

(13) Reclassifications

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      Prior to the Chapter 11 filings, directors of GB Property Funding, Holdings and GBHC were elected annually to serve until the next annual meeting of stockholders or until their successors were duly elected and qualified. After the Chapter 11 filing, and due to the terms of the Security Agreement, Holdings was unable to vote the stock of GBHC or GB Property Funding to change the directors of GBHC and GB Property Funding. In addition, and as set forth in the Settlement Agreement, GBCC for itself and its subsidiaries agreed not to change the Boards of Directors of Holdings, GBHC, and GB Property Funding without an Order of the Bankruptcy Court. As a result, the only changes in the Boards of Directors of Holdings, GBHC, and GB Property Funding have been as a result of the appointment by existing directors of new directors to fill vacancies. See
Note 1.

      No family relationships exist between any directors or executive officers of GB Property Funding, Holdings or GBHC.

      Directors and Officers

      Certain information is set forth below concerning the directors and executive officers of each of GB Property Funding, Holdings and GBHC.

       Name                  Age                       Position
---------------------        ---           -------------------------------------

Alfred J. Luciani (1)        54            President and Chief Executive Officer

Frederick H. Kraus (2)       50            Executive Vice President, General
                                           Counsel, and Director

Timothy A. Ebling (3)        42            Executive Vice President, Chief
                                           Financial Officer, Principal
                                           Accounting Officer and Director

----------

(1) Alfred J. Luciani, was elected President and Chief Executive Officer of GBHC on November 5, 1999. Previously Mr. Luciani had run his own consulting company, Luciani & Associates for the past four years. Prior to that he served as President and Chief Executive Officer and Director of Development of the Mashantucket Pequot Gaming enterprise (Foxwoods).

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

ITEM 11. EXECUTIVE COMPENSATION

      Summary of Cash and Certain Other Compensation

      Neither Holdings nor GB Property Funding pays any compensation to any employee, executive officer or director. The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of (i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last year (hereafter referred to as the named executive officers), for the years ended December 31, 1999, 1998 and 1997.


                                                              Annual Compensation               Long-Term
                                                ---------------------------------------------- Compensation
                                                                            Other Annual          Awards/       All Other
       Name and Principal Position              Year         Salary      Bonus    Compensation    Options     Compensation (1)
       ---------------------------              ----        --------   ---------  ------------   ---------    ----------------

Alfred J. Luciani                               1999        $ 50,885          --            --          --            $     --
   Chief Executive Officer                      1998              --          --            --          --                  --
   and President                                1997              --          --            --          --                  --

Frederick H. Kraus                              1999         241,065          --            --          --               2,878
   Executive Vice President,                    1998         235,800          --            --          --               4,000
   General Counsel, Secretary                   1997         214,133          --            --          --               3,500
   and Director of GBHC

Timothy A. Ebling                               1999         202,846          --            --          --               3,514
   Executive Vice President,                    1998         198,400          --            --          --               3,668
   Chief Financial Officer                      1997         189,186          --            --          --               3,500
   and Director of GBHC

Gary Luderitz                                   1999          72,866          --            --          --               1,711
   Formerly Senior Vice President of            1998         183,761          --            --          --               3,982
   Casino Operations                            1997         176,494          --            --          --               3,500

Signe C. Huff (3)                               1999         188,954          --            --          --               3,185
   Senior Vice President of                     1998         183,761          --            --          --               3,186
   Hotel Operations                             1997         179,666          --            --          --               3,002

Paul Greco (2)                                  1999         129,680          --            --          --               1,794
   Vice President of                            1998              --          --            --          --                  --
   Casino Operations                            1997              --          --            --          --                  --

Richard D. Knight (4)                           1999              --          --            --          --                  --
   Formerly Chief Executive Officer,            1998         237,250          --            --          --               4,000
   Chairman of the Board and President          1997              --          --            --          --                  --

John Belisle (5)                                1999         465,000          --            --          --                  --
   Formerly Chief Exeecutive Officer            1998         201,923          --            --          --                  --
   and President                                1997              --          --            --          --                  --

(1) Includes matching contributions by GBHC to The Sands Retirement Savings Plan on behalf of the named executive officer.

(2) Paul Greco has served as Vice President of Casino Operations since June 1999. From January 1997 thru June 1999, Mr. Greco served as Casino Manager. Prior to January 1997, Mr. Greco held various casino operations positions with GBHC.

(3) Signe C. Huff has served as Senior Vice President of Hotel Operations since 1995. From 1989 to 1995 Ms. Huff served as Vice President of Hotel Operations. Prior to 1989, Ms. Huff held various senior hotel operating positions with GBHC.

(4) Richard D. Knight concurrently served as Executive Vice President of HCC and as Executive Vice President and Chief Operating Officer of two of HCC's subsidiaries. Mr. Knight's Compensation in 1997 was paid by HCC or one of its subsidiaries. During 1997, a portion of Mr. Knight's salary was reimbursed by a subsidiary of GBCC; however, GBHC did not reimburse any portion of Mr. Knight's salary. On July 8, 1998, Mr. Knight resigned as a Director, President, and Chief Executive Officer of the Debtors.

(5) John Belisle resigned as Chief Executive Officer and President on November 5, 1999.

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

      In addition, the Bankruptcy Court approved a Stay Bonus and Severance Plan for certain management employees, including Mr. Kraus and Mr. Ebling. Under the Stay Bonus Plan, Mr. Kraus and Mr. Ebling received a bonus equal to 75% of their base salary. Under the Severance Plan, if the Reorganized Entity, as defined in the plan, terminated the employment of Mr. Kraus or Mr. Ebling without cause, as defined in their employment agreements, Mr. Kraus and Mr. Ebling would be entitled to a lump sum payment equal to the greater of two years of their base salary or the remaining term of their employment agreements.

      The employment agreements of Messrs. Kraus and Ebling and Ms. Huff were approved by the Bankruptcy Court, which modified the amount of annual salary increases from five percent to the terms set forth above and which reduced the period over which periodic payments of salary upon a termination without cause not connected with a change in control could be made to no more than two years.

      Employee Retirement Savings Plan

      GBHC participated in the Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan (the "Savings Plan"), a qualified defined contribution plan for the benefit of all of GBHC's employees who satisfy certain eligibility requirements through December 31, 1999. The Savings Plan is qualified under the requirements of Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of GBHC who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

      The Savings Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling approximately $700,000 for the year ended December 31, 1999

      Effective January 1, 1999, GBHC administers and participates in the Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of GBHC's employees with the same requirements and benefits of predecessor plans. Except for the change in name, this plan remains substantially unchanged.

      Compensation of Directors

      Non-employee Directors of GBHC receive an annual fee of $10,000 for service on the Board of Directors and a fee of $500 for each meeting attended. The Board of Directors held 16 meetings either in person or by unanimous consent during the year ended December 31, 1999. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

      The Board of Directors of Holdings also has an Audit Committee. The external members of the Audit Committee received an annual fee of $5,000 for service on the committee and a fee of $500 for each meeting attended. There is no Compensation Committee of the Boards of Directors; such function is performed by the Board as a whole.

      Audit Committee.

      The Audit Committee has the duty to (i) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the companies for the ensuing year; (ii) arrange the details for the engagement of the independent public accountants, including the remuneration to be paid; (iii) review with the companies' independent public accountants, as well as the companies' controller and other appropriate personnel, the companies' general policies and procedures with respect to audits and accounting and financial controls and the general accounting and reporting principles that should be applied in preparing the companies' financial statements; (iv) meet with the independent public accountants as required and review with them the companies' interim and year-end financial statements, any certification, report or opinion that the independent public accountants propose to render in connection with such statements, and any other appropriate matter; and (v) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. During 1999, the Audit Committee was comprised of Mr. J. Timothy Smith, Mr. Frederick H. Kraus, and Ms. Barbara Lang. However, on November 11, 1999, Jerome T. Smith, citing a newly arisen potential conflict of interest, resigned as one of the two independent members of the Audit Committee.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to July 8, 1998, NJMI was responsible for the operations of the Sands under a Management Agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed the Rejection Motion. The Settlement Agreement, partially resolving the Rejection Motion, was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998 and by the Casino Commission on July 8, 1998. Under the Settlement Agreement and effective as of May 1, 1998 and until decision on the Rejection Motion, NJMI agreed to provide certain services to GBHC and GBHC agreed to pay a monthly fee of $165,000, which was payable $122,000 on a monthly basis in arrears and $43,000 per month upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. On September 28, 1998, and as part of the Second Settlement Agreement, the Bankruptcy Court approved the Rejection Motion. The current fees under the Settlement Agreement have been paid and the deferred fees have been accrued. As part of the Second Settlement Agreement, a rejection damages claim of NJMI was preserved provided it was filed in the Bankruptcy Court within 30 days of the entry of the order of the Bankruptcy Court on September 11, 1998 approving the Second Settlement Agreement. The rejection damages claim was not filed and expired along with the corresponding avoiding powers causes of action under the Bankruptcy Code of GBHC, as provided in the Second Settlement Agreement. Accordingly, other than the deferred fees, no further management fees will be paid under either the Management Agreement or the Settlement Agreement except that NJMI possessed a claim for pre-petition management fees, which was settled for an unsecured claim in the amount of $75,000 and which was transferred to GBLLC along with the claim for the deferred fees. The total of both fees amounted to $2,388,000 for the year ended December 31, 1998. Amounts payable under the Settlement Agreement at December 31, 1999 were $211,000.

      GBHC rights to the trade name "Sands" are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $278,000 for the year ended December 31, 1999.

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at December 31, 1999, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $5,850,000 and $4,914,000 at December 31, 1999 and 1998, respectively, are fully reserved as collection of the receivable is uncertain.

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

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions. At December 31, 1999, interest accrued amounted to $728,000. Repayment is subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a plan of reorganization which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest for periods subsequent to the filing under Chapter 11 has been suspended.

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

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC is charged for certain legal, accounting, equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to the Sands' business. Total billings to affiliates amounted to $24,000 during the year ended December 31, 1999. Total charges from affiliates amounted to $983,000 during the year ended December 31, 1999.

      Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. In accordance with the Second Settlement Agreement, Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

      1. Financial Statements

            The financial statements filed as part of this report are listed on the Index to Financial Statements on page 28.

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
                   3.2)
         +3.3  --  Certificate of Incorporation of Holdings. (Exhibit 3.3)
         +3.4  --  Bylaws of GB Property Funding. (Exhibit 3.4)
         +3.5  --  Bylaws of GBHC. (Exhibit 3.5)
         +3.6  --  Bylaws of Holdings. (Exhibit 3.6)
         *4.1  --  Indenture dated as of February 15, 1994 among GB Property
                   Funding, as Issuer, Holdings and GBHC, as Guarantors, and Shawmut Bank Connecticut, N.A., as Trustee. (Exhibit 10.50)
         *4.2  --  Mortgage, Fixture Filing and Security Agreement dated
                   February 17, 1994, by GBHC in favor of Shawmut Bank Connecticut, National Association, as Mortgagee. (Exhibit 10.51)
         *4.3  --  Security Agreement dated February 17, 1994 made by GB
                   Property Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino Systems International, Inc., Computerized Management Systems International, Inc. and any Additional Collateral Grantor to Shawmut Bank Connecticut, National Association, as Trustee. (Exhibit 10.52)
         *4.4  --  Collateral Assignment of Leases dated as of February 17,
                   1994, by GBHC, in favor of Shawmut Bank Connecticut, National Association, as Assignee. (Exhibit 10.53)
       ++10.1  --  Management Services Agreement dated August 19, 1987, between
                   Pratt Hotel Management, Inc. (|_|PHMI|_|), the predecessor of NJMI, and GBHC. (Exhibit 10.1)
        @10.2  --  First and Second Amendments to Employment Agreement dated as of March 11, 1998, between GBHC and Signe C. Huff.

       ++10.3  --  Amended License Agreement by and between Hughes Properties,
                   Inc. and Pratt Hotel Corporation (now known as GBCC) dated May 19, 1987. (Exhibit 10.3)
      +++10.4  --  First and Second Amendments to Employment Agreement dated as of January 1, 1998, between GBHC and Frederick H. Kraus. (Exhibit 10.4)
      +++10.5  --  First and Second Amendments to Employment Agreement dated as of January 1, 1998, between GBHC and Timothy A. Ebling. (Exhibit 10.5)
        +10.6  --  Deed dated November 27, 1978, from Colony Associates, L.P. to
                   GBHC. (Exhibit 10.13)
        @10.7  --  Employment Agreement dated as of July 28, 1998, between GBHC and John P. Belisle
   ++++  10.8  --  Settlement Agreement dated as of September 2, 1998 by and among Greate Bay Hotel and Casino, Inc., GB Holdings, Inc., GB Property Funding Corp., on one side, and Greate Bay Casino Corporation, PHC Acquisition Corp., Lieber Check Cashing, LLC,, Jack E, Pratt, William D. Pratt Jr., and Edward T. Pratt, Jr., and Hollywood Casino Corporation, on the other. (Exhibit 10.1)
    +++++10.9  --  Agreement by and among GBHC, Holdings, GB Property Funding and Advanced Casino Systems International, Inc. (ACSI), on the one hand, and GBCC, NJMI, PCC, PRT Funding Corp., PPI Corporation, ACSC and HCC, on the other, dated June 27, 1998. (Exhibit 10.1)
   +++++10.10  --  Software License Agreement by and between ACSC, ACSI,
                   Computer Management Systems International, and GBHC dated June 27, 1998. (Exhibit 10.2)
       @10.11  --  First amendment to employment agreement dated as of June 12,
                   1998 between GBHC and Gary Luderitz.
        @21.1  --  Subsidiaries of GB Holdings, Inc.
        +99.1  --  Appraisal of the Sands as of August 1, 1993. (Exhibit 99.1)
        #99.2  --  Voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code for Greate Bay Hotel and Casino, Inc. dated January 5, 1998. (Exhibit 99.2)
        #99.3  --  Voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code for GB Holdings, Inc. dated January 5, 1998 (Exhibit 99.3)
        #99.4  --  Voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code for GB Property Funding Corp. dated January 5, 1998 (Exhibit 99.4)

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

            @ Incorporated by reference from the exhibit shown in parenthesis to GB Property Funding's Annual report on Form 10-K for the year ended December 31, 1998.

(b) Reports on Form 8-K

      None of the Registrants filed any reports on Form 8-K during the quarter ended December 31, 1999. A report on Form 8-K was filed on June 15, 1999 to report on June 1, 1999 of a plan of reorganization and disclosure statement filed with the Bankruptcy Court by Holdings, GB Property Funding and GBHC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on April 13, 2000.

                                                GB PROPERTY FUNDING CORP.


                                          By: /s/    Timothy A. Ebling
                                              ----------------------------------
                                                     Timothy A. Ebling
                                                  Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                    Title                      Date
        ---------                    -----                      ----


/s/ Frederick H. Kraus     Executive Vice President,        April 14, 2000
------------------------     General Counsel, Secretary     --------------
   Frederick H. Kraus        and Director



/s/ Timothy A. Ebling      Executive Vice President,        April 14, 2000
------------------------     Chief Financial Officer,       --------------
    Timothy A. Ebling        Principal Accounting Officer,
                             and Director

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on April 13, 2000.

                                                    GB HOLDINGS, INC.


                                          By: /s/    Timothy A. Ebling
                                              ----------------------------------
                                                     Timothy A. Ebling
                                                  Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                    Title                      Date
        ---------                    -----                      ----


/s/ Frederick H. Kraus     Executive Vice President,        April 14, 2000
------------------------     General Counsel, Secretary     --------------
   Frederick H. Kraus        and Director



/s/ Timothy A. Ebling      Executive Vice President,        April 14, 2000
------------------------     Chief Financial Officer,       --------------
    Timothy A. Ebling        Principal Accounting Officer,
                             and Director

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

      -     Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of GB Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 13, 2000

                                                                      SCHEDULE I
                                                                          Page 1

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                GB Holdings, Inc.
                                (Parent Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                    December 31,
                                                           -------------------------------
                                                               1999              1998
                                                           ------------       ------------
Investment in and advances to consolidated
       subsidiaries                                        $      1,000       $      1,000
                                                           ------------       ------------
           Total assets                                    $      1,000       $      1,000
                                                           ============       ============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

 Investment in and advances to consolidated
       subsidiary                                          $ 39,593,000       $ 42,741,000
                                                           ------------       ------------

 Due to affiliate                                                 1,000              1,000
                                                           ------------       ------------

 Shareholder's deficit:
       Common stock, $1.00 par value per share,
          1,000 shares authorized and outstanding                 1,000              1,000
       Additional paid-in-capital                            27,946,000         27,946,000
       Accumulated deficit                                  (67,540,000)       (70,688,000)
                                                           ------------       ------------
           Total shareholder's deficit                      (39,593,000)       (42,741,000)
                                                           ------------       ------------
       Total liabilities and shareholder's deficit         $      1,000       $      1,000
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

                                                                      SCHEDULE I
                                                                          Page 2

                          GB HOLDINGS, INC. AND SUBSIDIARIES

                    Condensed Financial Information of Registrant
                                GB Holdings, Inc.
                                (Parent Company)

                            STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                     ------------------------------------------------
                                         1999              1998              1997
                                     ------------      ------------      ------------

Equity in income (loss) of
      consolidated subsidiaries      $  3,148,000      $  6,351,000      $(37,656,000)
                                     ------------      ------------      ------------

Net income (loss)                    $  3,148,000      $  6,351,000      $(37,656,000)
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

                                                                      SCHEDULE I
                                                                          Page 3

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                                GB Holdings, Inc.
                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                   -------------------------------------------
                                       1999           1998            1997
                                   ------------   ------------    ------------

Net change in cash                 $         --   $         --    $         --
Cash at beginning of year                    --             --              --
                                   ------------   ------------    ------------

Cash at end of year                $         --   $         --    $         --
                                   ============   ============    ============


           The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          Page 4
                       GB HOLDINGS, INC. AND SUBSIDIARIES
                  Condensed Financial Information of Registrant
                                GB Holdings, Inc.
                                (Parent Company)

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

(3) Debt Reorganization

      On January 5, 1998, Holdings, GB Property Funding and Greate Bay Hotel and Casino, Inc. ("GBHC"), both wholly owned subsidiaries of Holdings, (collectively the "Debtors"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey to restructure $185,000,000 original principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding for the benefit of GBHC. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code. Each company's executive officers and directors as of the date of the filing also remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of GBHC on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Board of Directors of the debtors and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned. On January 11, 1999, the exclusivity period during which only the debtors could file a plan of reorganization expired and, as a result, any party in interest could file a plan of reorganization. On April 5, 2000, the Bankruptcy court approved the Debtors' Master Disclosure Statement, and subject to certain revisions, the Joint Supplemental Disclosure Statement of entities controlled by Carl Icahn and the Official Committee of Unsecured Creditors and the Supplemental Disclosure Statement of Park Place Entertainment, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing.

                                                                     SCHEDULE II

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                                     Additions
                                                          ------------------------------
                                                             Amounts
                                         Balance of         Charged to        Amounts                                     Balance
                                         Beginning          Costs and        Charged to                                   At End
                                         Of Period          Expenses       Other Accounts          Deductions            of Period
                                        ------------      ------------     --------------         ------------          ------------
Year Ended December 31, 1999:
      Allowance for doubtful
           accounts receivable          $ 11,920,000      $  2,418,000      $         --          $ (2,925,000)(1)      $ 11,413,000
      Allowance on
           affiliate receivables          10,586,000           936,000                --                    --            11,522,000
      Allowance for obligatory
           investments                     8,528,000         1,478,000                --              (884,000)(3)         9,122,000
                                        ------------      ------------      ------------          ------------          ------------
                                        $ 31,034,000      $  4,832,000      $          0          $ (3,809,000)         $ 32,057,000
                                        ============      ============      ============          ============          ============
Year Ended December 31, 1998:
      Allowance for doubtful
           accounts receivable          $ 14,955,000      $  1,667,000      $         --          $ (4,702,000)(1)      $ 11,920,000
      Allowance on
           affiliate receivables           9,650,000           936,000                --                    --            10,586,000
      Allowance for obligatory
           investments                     5,571,000         2,724,000           305,000(2)            (72,000)(3)         8,528,000
                                        ------------      ------------      ------------          ------------          ------------
                                        $ 30,176,000      $  5,327,000      $    305,000          $ (4,774,000)         $ 31,034,000
                                        ============      ============      ============          ============          ============
Year Ended December 31, 1997:
      Allowance for doubtful
           accounts receivable          $ 15,524,000      $  3,195,000      $         --          $ (3,764,000)(1)      $ 14,955,000
      Allowance on
           affiliate receivables                  --         9,650,000                --                    --             9,650,000
      Allowance for obligatory
           investments                     4,401,000         1,241,000                --               (71,000)(3)         5,571,000
                                        ------------      ------------      ------------          ------------          ------------
                                        $ 19,925,000      $ 14,086,000      $          0          $ (3,835,000)         $ 30,176,000
                                        ============      ============      ============          ============          ============

---------------------
(1)   Represents net write-offs of uncollectible accounts.

(2) Represents allowance on return of unused funds by the Casino Reinvestment Development Authority for a specific project.

(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.