Form 10-Q
period 2000-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2000-05-15
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 33-69716

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                  75-2502290
              DELAWARE                                  75-2502293
             NEW JERSEY                                 22-2242014
------------------------------------        -----------------------------------
  (States or other jurisdictions of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.'s)

      c/o Sands Hotel & Casino
    Indiana Avenue & Brighton Park
     Atlantic City, New Jersey                             08401
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrants' telephone number, including area code): (609) 441-4517

                                (Not Applicable)
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                                                  Outstanding at
             Registrant                         Class              May 10, 2000
---------------------------------  -----------------------------  --------------
  GB Property Funding Corp.        Common stock, $1.00 par value   1,000 shares
       GB Holdings, Inc.           Common stock, $1.00 par value   1,000 shares
Greate Bay Hotel and Casino, Inc.   Common stock, no par value       100 shares

PART I: FINANCIAL INFORMATION

Introductory Notes to Financial Statements

      The registered securities consist of 10 7/8% First Mortgage Notes (the "First Mortgage Notes") in the original principal amount of $185,000,000 due January 15, 2004 issued by GB Property Funding Corp. ("GB Property Funding"). GB Property Funding's obligations are unconditionally guaranteed by GB Holdings, Inc. ("Holdings"), a Delaware corporation with principal executive offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, and by Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation and a wholly owned subsidiary of Holdings with principal executive offices at 136 South Kentucky Avenue, Atlantic City, New Jersey 08401.

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

      On January 5, 1998, Holdings, GB Property Funding and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each of the Debtor companies continues to operate in the ordinary course of business as set forth in the Bankruptcy Code. Each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required by the Settlement Agreement as defined below, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned.

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owns a land parcel adjacent to GBHC (the "Lieber Parcel"). GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels one of which was subject to a lease (the "Lease") and a sub-lease for the operation of a "Gold Store" (the "Sub-lease"). The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the Boardwalk in Atlantic City, New Jersey. The demolition of the existing structures on the parcels was completed and construction of a new front entrance to the Sands' facility has commenced. GBHC obtained the rights under the Lease on March 27, 2000 for $371,000 and on the same date notified the operator of the Gold Store that GBHC had elected to exercise a 90-day cancellation provision of the Sub-lease and tendered to the sub-lessee a cancellation payment of approximately $30,000. GBHC intends to demolish the Gold Store upon expiration of the notice period and incorporate the land as part of its new front entrance. GBHC also entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge"), subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which is situated between GBHC's existing main entrance and the new Pacific Avenue entrance presently under construction. GBHC intends to demolish the CAB and incorporate the land as part of the new front entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also sought Bankruptcy Court approval of the assumption of the PM Agreement as modified. Additionally, after the elimination of the monthly license fee for the 40 months, the license fee will be reduced to $20,000 a month thereafter. On April 5, 2000, the Bankruptcy Court approved the acquisition of the CAB for the purposes described and approved the joint assumption of the PM Agreement as modified. On April 17, 2000, the closing took place on the CAB.

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

At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000 and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for the creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000.

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

      Historically, the Sands' gaming operations have been highly seasonal in nature with the peak activity occurring from May to September. Consequently, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be reported for the full year.

      The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of March 31, 2000 and for the three months ended March 1, 2000 and 1999 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 2000, and their respective results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in GB Property Funding's, Holdings' and GBHC's 1999 Annual Report on Form 10-K.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
Current Asset:
     Cash                                            $      1,000   $      1,000

Interest receivable from affiliate                      9,373,000      9,373,000

Note receivable from affiliate                        181,977,000    181,980,000
                                                     ------------   ------------

                                                     $191,351,000   $191,354,000
                                                     ============   ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Subject to Compromise:

     Accrued interest payable                        $  9,373,000   $  9,373,000

     Long-term debt                                   181,977,000    181,980,000
                                                     ------------   ------------

                                                      191,350,000    191,353,000
Commitments and Contingencies

Shareholder's Equity:
     Common stock, $1.00 par value per share,
        1,000 shares authorized and outstanding             1,000          1,000
                                                     ------------   ------------

                                                     $191,351,000   $191,354,000
                                                     ============   ============

      The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2000          1999
                                                      -----------    -----------
Revenues:
     Interest income (Note 2)                         $        --    $        --

Expenses:
     Interest expense (contractual interest of
     $4,948,000 and $4,955,000, respectively,
     for the three months ended March 31,
     2000 and 1999).                                           --             --
                                                      -----------    -----------

     Net income                                       $        --    $        --
                                                      ===========    ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
OPERATING ACTIVITIES:
     Net income                                            $      --   $      --
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Increase in interest receivable from affiliate            --          --
        Increase in accrued interest payable                      --          --
                                                           ---------   ---------

           Net cash provided by operating activities              --          --

        Cash at beginning of period                            1,000       1,000
                                                           ---------   ---------

        Cash at end of period                              $   1,000   $   1,000
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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Operations

      GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation, was incorporated in September 1993. GB Property Funding is a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), a Delaware corporation. Holdings was a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), also a Delaware corporation, through December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership of Holdings to PBV, Inc. ("PBV"), a newly formed entity, controlled by certain stockholders of Greate Bay Casino Corporation ("GBCC"). PCC was incorporated in September 1993 and was a wholly owned subsidiary of PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization is PPI. Holdings was incorporated in September 1993 and, on February 17, 1994, acquired, through a capital contribution by its then parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding was formed for the purpose of borrowing $185,000,000 of First Mortgage Notes (the "First Mortgage Notes") for the benefit of GBHC; such debt was issued in February 1994 bearing interest at the rate of 10 7/8% per annum. All of the proceeds were loaned to GBHC (see Note 2).

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

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000.

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

      As discussed above, GB Property Funding was formed for the purpose of issuing the First Mortgage Notes for the benefit of GBHC. GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at March 31, 2000 has a note receivable, together with interest accrued through January 5,1998 due from GBHC totaling $191,350,000. GB Property Funding has no operations and the note receivable and the accrued interest receivable represents virtually all of GB Property Fundings' assets. As discussed above, on January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise in the accompanying balance sheets. To the extent that any proceeds are

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

      The financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of March 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999.

(2) Long-Term Debt

      On February 17, 1994, GB Property Funding issued the First Mortgage Notes due January 15, 2004. Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Thereafter, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Such semiannual payments could be made in cash or by tendering First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face mount of First Mortgage Notes that were used to make the July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets amounting to $3,000 and $257,000 for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively, were remitted to the Indenture Trustee.

      No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the three-month periods ended March 31, 2000 and 1999. Interest receivable and payable with respect to the notes of $9,373,000 are included on the accompanying balance sheets in non-current assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(3) Income Taxes

      Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As part of the Second Settlement Agreement, GB Property Funding was included in GBCC's consolidated federal income tax return through the year ended December 31, 1998, and GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group after that date. In accordance therewith, effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV, effecting the deconsolidation of GB Property Funding from the GBCC group. As a result, for tax years ending after 1998, GB Property Funding will file its federal income tax return on a consolidated basis with Holdings and GBHC. GB Property Funding made no federal or state income tax payments during the three-month periods ended March 31, 2000 and 1999.

      The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated tax returns.

(4) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy code in the Bankruptcy Court (see Note 1).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         March 31,       December 31,
                                                           2000              1999
                                                       -------------    -------------
Current Assets:
     Cash and cash equivalents                         $  25,506,000    $  20,897,000
     Accounts receivable, net of allowances
        of $10,949,000 and $11,413,000, respectively       8,079,000        9,864,000
     Inventories                                           3,000,000        3,784,000
     Due from affiliates                                      16,000          236,000
     Deferred income taxes                                 3,478,000        3,478,000
     Prepaid expenses and other current assets             1,681,000        2,266,000
                                                       -------------    -------------

        Total current assets                              41,760,000       40,525,000
                                                       -------------    -------------

Property and Equipment:
     Land                                                 51,233,000       50,777,000
     Buildings and improvements                          185,508,000      185,508,000
     Operating equipment                                 109,965,000      108,260,000
     Construction in progress                              3,509,000        2,295,000
                                                       -------------    -------------

                                                         350,215,000      346,840,000
     Less - accumulated depreciation and
        amortization                                    (192,456,000)    (189,805,000)
                                                       -------------    -------------

     Net property and equipment                          157,759,000      157,035,000
                                                       -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
        $9,357,000 and $9,122,000, respectively            8,660,000        8,386,000
     Other assets                                          2,406,000        2,470,000
                                                       -------------    -------------

        Total other assets                                11,066,000       10,856,000
                                                       -------------    -------------

                                                       $ 210,585,000    $ 208,416,000
                                                       =============    =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                    March 31,       December 31,
                                                      2000             1999
                                                  -------------    -------------
Current Liabilities Not Subject to Compromise:
     Current maturities of long-term debt         $      81,000    $      79,000
     Accounts payable                                 5,292,000        4,849,000
     Accrued liabilities -
        Salaries and wages                            4,258,000        3,458,000
        Reorganization costs                          1,803,000        1,843,000
        Insurance                                     1,966,000        1,872,000
        Other                                         6,536,000        5,879,000
     Due to affiliates                                  990,000        1,099,000
     Other current liabilities                        3,946,000        4,322,000
                                                  -------------    -------------

        Total current liabilities                    24,872,000       23,401,000
                                                  -------------    -------------

Liabilities Subject to Compromise (Note 3)          216,582,000      217,028,000
                                                  -------------    -------------

Long-Term Debt                                          818,000          839,000
                                                  -------------    -------------

Deferred Taxes and Other Noncurrent Liabilities       6,770,000        6,741,000
                                                  -------------    -------------

Commitments and Contingencies

Shareholder's Deficit:
     Common stock, $1.00 par value per share;
        1,000 shares authorized and outstanding           1,000            1,000
     Additional paid-in capital                      27,946,000       27,946,000
     Accumulated deficit                            (66,404,000)     (67,540,000)
                                                  -------------    -------------

        Total shareholder's deficit                 (38,457,000)     (39,593,000)
                                                  -------------    -------------

                                                  $ 210,585,000    $ 208,416,000
                                                  =============    =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                  2000           1999
                                                              ------------    ------------
Revenues:
      Casino                                                  $ 54,845,000    $ 53,404,000
      Rooms                                                      2,169,000       2,019,000
      Food and beverage                                          6,527,000       6,261,000
      Other                                                      1,080,000       1,414,000
                                                              ------------    ------------

                                                                64,621,000      63,098,000
      Less - promotional allowances                             (5,832,000)     (5,171,000)
                                                              ------------    ------------

         Net revenues                                           58,789,000      57,927,000
                                                              ------------    ------------

 Expenses:
      Casino                                                    46,936,000      47,466,000
      Rooms                                                        677,000         765,000
      Food and beverage                                          1,951,000       2,332,000
      Other                                                        809,000         954,000
      General and administrative                                 2,411,000       2,683,000
      Depreciation and amortization                              3,089,000       2,857,000
                                                              ------------    ------------

         Total expenses                                         55,873,000      57,057,000
                                                              ------------    ------------

 Income from operations                                          2,916,000         870,000
                                                              ------------    ------------

 Non-operating income (expense):
      Interest income                                              187,000         141,000
      Interest expense (contractual interest of $5,515,000
         and $5,523,000, respectively, for the three months
         ended March 31, 2000 and 1999)                            (73,000)        (20,000)
      Reorganization and other related costs                    (1,245,000)       (529,000)
      Gain/(loss) on disposal of assets                            (10,000)         28,000
                                                              ------------    ------------

         Total non-operating expense, net                       (1,141,000)       (380,000)
                                                              ------------    ------------

 Income before income taxes                                      1,775,000         490,000
      Income tax provision                                        (639,000)             --
                                                              ------------    ------------

 Net income                                                   $  1,136,000    $    490,000
                                                              ============    ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------
OPERATING ACTIVITIES:
      Net income                                                 $  1,136,000    $    490,000
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                              3,089,000       2,857,000
         (Gain)/loss on disposal of assets                             10,000         (28,000)
         Provision for doubtful accounts                              633,000         475,000
         Decrease/(increase) in accounts receivable                 1,152,000        (459,000)
         Increase in accounts payable and accrued expenses          1,825,000       1,016,000
         Net change in other current assets and liabilities           463,000        (431,000)
         Net change in other noncurrent assets and liabilities         65,000        (158,000)
                                                                 ------------    ------------

            Net cash provided by operating activities               8,373,000       3,762,000
                                                                 ------------    ------------

 INVESTING ACTIVITIES:
      Purchase of property and equipment                           (3,102,000)     (2,208,000)
      Proceeds from disposal of assets                                 12,000          28,000
      Obligatory investments                                         (652,000)       (664,000)
                                                                 ------------    ------------

         Net cash used in investing activities                     (3,742,000)     (2,844,000)
                                                                 ------------    ------------

 FINANCING ACTIVITIES:

      Repayments of long-term debt                                    (22,000)        (58,000)
                                                                 ------------    ------------

         Net cash used in financing activities                        (22,000)        (58,000)
                                                                 ------------    ------------

         Net increase in cash and cash equivalents                  4,609,000         860,000
            Cash and cash equivalents at beginning of period       20,897,000      23,844,000
                                                                 ------------    ------------

            Cash and cash equivalents at end of period           $ 25,506,000    $ 24,704,000
                                                                 ============    ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC, whose sole member as a result of the same reorganization is PPI ("GBLLC"). In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, First Mortgage Notes for the benefit of GBHC; such debt was issued in February 1994 at the rate of 10 7/8% per annum and the proceeds were loaned to GBHC (see Note 2). Holdings has no operating activities and its only significant asset is its investment in GBHC.

      On January 5, 1998, GBHC, Holdings and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization under the Bankruptcy Code", and include disclosure of liabilities subject to compromise (see Note 3).

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      The accompanying consolidated financial statements include the accounts and operations of Holdings, GBHC, GB Property Funding and Lieber. All significant intercompany balances and transactions have been eliminated.

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

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000.

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

      On July 27, 1998, GBHC filed an adversary proceeding in the Bankruptcy Court against GBCC, certain of its affiliates, and certain of the former directors of GBHC (collectively the "Defendants"), seeking to recover the Lieber Parcel and the Option Agreement for the Option Parcels and to restrain the use of its Net Operating Losses (the "NOL's"). Effective September 2, 1998, the Debtors, on one side, and the Defendants, on the other, reached

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

an agreement resolving, among other things, the adversary proceeding (the "Second Settlement Agreement"). Under the Second Settlement Agreement, among other things, the Debtors agreed to be included in the consolidated federal income tax return of GBCC for the years ended December 31, 1997 and 1998.
GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group for federal income tax purposes and, in accordance therewith, effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Debtors from the GBCC group. The Second Settlement Agreement also resulted in the non-cash settlement of certain outstanding intercompany transactions, the transfer of the membership interests in Lieber to GBHC and the assignment of the Option Agreement for the Option Parcels to Lieber (see Note 7).

      GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. A third party insures losses over prescribed levels. Accrued claims reserves represent estimates of such liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, GBHC's ultimate liability may differ from the amounts accrued.

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

      The consolidated financial statements for the three-month periods ended March 31, 2000 and 1999 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of March 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(2) Long-Term Debt and Pledge of Assets

      Long-term debt is comprised of the following:

                                               March 31,        December 31,
                                                 2000               1999
                                            --------------     --------------

10 7/8% first mortgage, notes due 2004 (a)  $  181,977,000     $  181,980,000
14 5/8% affiliate loan, due 2005 (b)            10,000,000         10,000,000
Lieber Mortgage (c)                                498,000            513,000
Other                                              401,000            405,000
                                            --------------     --------------

    Total                                      192,876,000        192,898,000
Less - current maturities                          (81,000)           (79,000)
Less - debt subject to compromise (Note 3)    (191,977,000)      (191,980,000)
                                            --------------     --------------

    Total long-term debt                    $      818,000     $      839,000
                                            ==============     ==============

--------------------

(a) On February 17, 1994, GBHC obtained the net proceeds from the sale by GB Property Funding of $185,000,000 of First Mortgage Notes due January 15, 2004 (the "First Mortgage Notes"). Interest on the First Mortgage Notes accrued at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Thereafter, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Holdings acquired $2,500,000 face amount of First Mortgage Notes at a discount in May 1997, which it used to make its July 15, 1997 principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on the First Mortgage Notes for periods subsequent to the filing has been suspended.

      Subject to certain exceptions in the Security Agreement, substantially all of Holdings' and GBHC's assets are pledged in connection with their long-term indebtedness. GBHC filed a motion in the Bankruptcy Court, seeking to use "Cash Collateral", as defined by 11 U.S.C. ss.363, in the ordinary course of its business. By opinion filed April 3, 1998 (the "Opinion"), the Bankruptcy Court granted GBHC the right to use "Cash Collateral" subject to providing certain adequate protection in favor of the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") and concluded, among other things, that the Indenture Trustee did not have a perfected security interest in GBHC's deposit accounts or cash generated from casino operations. An order was entered in conformity with the Opinion on May 5, 1998. The Indenture Trustee took an appeal of the order to the United States District Court for the District of New Jersey. On March 19, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. The Indenture Trustee filed an appeal with the United States Court of Appeals for the Third Circuit, which affirmed the decision on January 31, 2000.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions of the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets amounting to $3,000 and $263,000, for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively, were remitted to the Indenture Trustee.

(b) On February 17, 1994, PRT Funding Corp. ("PRT"), then an affiliate, loaned GBHC $10,000,000 under a promissory note (the "PRT Subordinated Note"), which is subordinated to the First Mortgage Notes. The PRT Subordinated
      Note is due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, payable semiannually. Interest has been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest are subject to any setoffs and defenses available under the Bankruptcy Code and applicable law. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PRT Funding Corp. in October 1999, the PRT Subordinated Note was transferred to GBLLC, whose sole member is PPI.

(c) On September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber (see Note 7) which owns the Lieber Parcel. Principal mortgage indebtedness at the time of the acquisition was $591,000 and the indebtedness bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten-year amortization schedule. The balance of the note is due in July 2001.

      As a result of the Chapter 11 filing, principal payments and accrued interest with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a Plan of Reorganization, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note and accrued interest are included in liabilities subject to compromise on the accompanying consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Scheduled payments of long-term debt as of March 31, 2000, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

                 2000 (nine months)                    $       60,000
                 2001                                         467,000
                 2002                                          19,000
                 2003                                          21,000
                 2004                                          23,000
                 Thereafter                                   309,000
                                                       --------------
                    Total                              $      899,000
                                                       ==============

      Interest paid amounted to $19,000 and $20,000, respectively, for the three months ended March 31, 2000 and 1999. At March 31, 2000 and December 31, 1999, accrued interest on the First Mortgage Notes in the amount of $9,373,000 is included with liabilities subject to compromise on the accompanying consolidated balance sheets.

(3) Liabilities Subject to Compromise

      Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following:

                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------

Accounts payable and accrued liabilities           $  6,589,000     $  6,811,000
First Mortgage Notes (Note 2)                       181,977,000      181,980,000
PRT Subordinated Note (Note 2)                       10,000,000       10,000,000
Borrowings from affiliate (Note 5)                    5,000,000        5,000,000
Accrued interest (Notes 2 and 5)                     12,855,000       12,855,000
Due to affiliates                                       161,000          382,000
                                                   ------------     ------------

   Total                                           $216,582,000     $217,028,000
                                                   ============     ============

(4) Income Taxes

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

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the non-deductibility for income tax purposes of certain items, including certain amortization, meals and entertainment, and other expenses. Holdings made no federal or state income tax payments during the three month periods ended March 31, 2000 and 1999.

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

      At March 31, 2000, Holdings and its subsidiaries have deferred tax assets including State net operating losses and Federal credit carryforwards. The net operating losses ("NOL's") do not expire before the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, as provided in the Second Settlement Agreement GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income ("Federal NOL's") of GBCC and other members of its consolidated tax group. Representatives of HCC and GBCC originally advised Holdings in March 1999 that Holdings should have approximately $13 million in Federal NOL's available subsequent to December 31, 1998. Subsequent adjustments recognized by GBHC and reported to GBCC attributable to the year ended December 31, 1997, reduced the available Federal NOL"S. GBCC advised GBHC in February 2000 that a portion of the Debtors' Federal NOL's were utilized in the 1998 GBCC group consolidated federal income tax return. However, GBCC also notified GBHC in February 2000 that all of the Debtors' Federal NOL's attributable to periods prior to January 1, 1997 will be utilized to shield certain additional excess loss account adjustments attributable to the Spin Off, which may result in available Federal NOL's in 1999 being reduced to approximately $4.4 million. GBHC is in the process of examining the propriety of the use of its pre-1997 NOL's. The Debtors expect that these remaining Federal NOL's will be utilized in the 1999 federal tax return of the Debtors. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 2000.

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

      The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which Holdings' was included (the "Audit"). During 1998, HCC reported that it may be required to file an amended federal tax return for calendar year 1996 and that it may experience a material increase in income tax liability as a result of the dividend by HCC to its shareholder of approximately 80% of the common stock of GBCC (the "Spin Off"). However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes, that are attributable to the Spin Off without contribution from the Debtors. Representatives of HCC have advised GBHC that the HCC group's NOL's will first be used to shield audit adjustments relating to the years 1993 through 1996 before being used to offset excess loss account adjustments occurring at December 31, 1996. Representatives of GBCC and HCC also represented to the Debtors' independent accountants in March 1999 that the results of the Audit should not have a material adverse effect on the consolidated financial position or results of operations of the Debtors. In March 2000, GBCC reported in its 1999 SEC Form 10-K that the allocation of tax attributes to the entities consolidated with HCC cannot be determined until the Audit is completed. GBCC also reported that due to the inclusion of Holdings and its subsidiaries in the consolidated returns an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. Any such claim will be subject to the terms of the Second Settlement Agreement. While this disclosure by GBCC is contrary to prior representations made by HCC and GBCC to Holdings and its independent auditors, such disclosure causes management to be presently unable to estimate the ultimate impact of the Audit on the consolidated financial position or results of operations of Holdings. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's.

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

      As a result of the Second Settlement Agreement and the Rejection Motion, no such fees were incurred for the three months ended March 31, 2000 and 1999. Amounts payable under the Settlement Agreement to NJMI, which have been assigned to GBLLC, and included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999, amounted to $211,000. The $75,000 unsecured claim arising from the settlement in 1999 of the pre-petition management fee claim under the Management Agreement is included in liabilities subject to compromise on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

      GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $65,000 and $60,000, respectively, for the three month periods ended March 31, 2000 and 1999. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. ss.362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey. On June 10, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. On July 13, 1999, GBCC filed an appeal with the United States Court of Appeals for the Third Circuit. GBCC and GBHC filed a motion with the Third Circuit on March 23, 2000, seeking an adjournment of the briefing schedule in the appeal based on the belief that the likelihood of the confirmation of either the Icahn/Committee or PPE Plan in the near future by the Bankruptcy Court will eliminate the automatic stay by the effective date of a Plan, will moot the issue raised by GBCC in the appeal and will permit GBCC to seek to terminate the license agreement if it still chooses to do so.

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at March 31, 2000, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $6,084,000 and $5,850,000 at March 31, 2000 and December 31, 1999,
respectively, is fully reserved as collection of the receivable is uncertain.

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

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). Interest accrued on the PCC Subordinated Note amounted to $728,000 at both March 31, 2000 and December 31, 1999, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PCC in October 1999, the PCC Subordinated Note was transferred to GBLLC.

      Interest accrued on the PRT Subordinated Note (Note 2) of $2,754,000 is included in liabilities subject to compromise on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

      Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This obligation was transferred to GBLLC by GBCC and is included in due to affiliates in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                                     Three Months Ended
                                                          March 31,
                                               -------------------------------
                                                    2000             1999
                                               --------------   --------------

Billings to affiliates                         $           --   $       24,000
Charges from affiliates                               139,000          313,000

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

      On July 27, 1998, GBHC filed an action in the Bankruptcy Court (the "Action") against GBCC, certain affiliates of GBCC, and Jack E. Pratt, Edward T. Pratt Jr. and William D. Pratt, former directors of GBHC (collectively, the "Defendants"), alleging, inter alia, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of an option for certain land parcels and the acquisition of a land parcel on Pacific Avenue in Atlantic City, New Jersey adjoining the Sands (collectively, the "Parcels"), and seeking, inter alia, an order enjoining the Defendants from transferring the Parcels to third parties and requiring the Defendants to convey the Parcels to GBHC. The Action also sought to enjoin the Defendants from using the NOL's of the Debtors (see Note 4). Effective September 2, 1998, the parties entered into the Second Settlement Agreement resolving, among other things, the Action. The Second Settlement Agreement also resulted in the dismissal of all applications in the Bankruptcy Court related to the Action. The Debtors and the Defendants also entered into mutual and general releases subject to certain exceptions described in the Second Settlement Agreement.

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996, 1997, 1998, 1999 and 2000. The City of Atlantic City has also appealed the amount of the assessments for the same years.

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

LIQUIDITY AND CAPITAL RESOURCES

      Holdings owns GBHC, which owns the Sands Hotel and Casino in Atlantic City (the "Sands"). Prior to 1996, the Sands' cash flow from operations was sufficient to meet debt service obligations and to fund a substantial portion of annual maintenance capital expenditures. In addition, the Sands used short-term borrowings as necessary to fund seasonal cash needs and for certain capital projects. After 1995, however, the competitive position of the Sands became impaired, which was due, in part, to insufficient capital expenditures particularly compared to certain competing Atlantic City casinos. In 1996, due to adverse weather in the first quarter, a decline in both table games and slot hold percentages and increased industry competition resulting in higher marketing expenditures, the Sands cash flow decreased significantly compared to prior years. While cash flow improved in 1997, it remained significantly below historical levels. These declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order for GBHC to meet its debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the First Mortgage Notes.

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

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000.

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

      Operating Activities

      At March 31, 2000, GBHC had cash and cash equivalents of $25.5 million. GBHC generated cash flow from operations of $8.4 million for the three months ended March 31, 2000 compared to $3.8 million for the three months ended March 31,1999. During the first quarter of 2000, GBHC utilized cash generated by its operations to fund capital additions of $3.1 million and to make obligatory investments of $652,000.

      Financing Activities

      Semiannual principal payments of $2.5 million, which became due commencing in July 1997 with respect to the First Mortgage Notes, have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the Subordinated Notes, which are subject to reorganization, the current portion of long-term debt due during the remainder of 2000 is $60,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets, amounting to $3,000 and $41,000 for the three months ended March 31, 2000 and 1999, respectively, were remitted to the Indenture Trustee.

      Investing Activities

      Capital expenditures at the Sands for the three months ended March 31, 2000 amounted to approximately $3.1 million, including $1.7 for the ongoing construction of the new front entrance to the Sands facility. Management anticipates that capital expenditures in the ordinary course of business for the remainder of 2000 will be approximately $8.2 million. In addition, it is estimated that $4.0 million in capital expenditures will be spent for the new front entrance to the Sands facility during the remainder of 2000.

      Effective September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On May 10, 1999, the Bankruptcy Court approved the Closing Motion filed by GBHC seeking approval to close on the Option Agreement. On May 10, 1999, an additional deposit of $500,000 was paid to the owner of the Option Parcels. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels one of which was subject to a lease (the "Lease") and

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

a sub-lease for the operation of a "Gold Store" (the "Sub-lease") Demolition of the existing structures was completed and construction of a new front entrance to the Sands' facility has commenced. The new front entrance is expected to be completed by June 2000. GBHC obtained the rights under the Lease on March 27, 2000 for $371,000 and on the same date notified the operator of the Gold Store that GBHC had elected to exercise a 90-day cancellation provision of the Sub-lease and tendered to the sub-lessee a cancellation payment of approximately $30,000. GBHC intends to demolish the Gold Store upon expiration of the notice period and incorporate the land as part of its new front entrance.

      GBHC also entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge"), subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which is situated between GBHC's existing main entrance and the new Pacific Avenue entrance presently under construction. GBHC intends to demolish the CAB and incorporate the land as part of the new front entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC, governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also sought Bankruptcy Court approval of the assumption of the PM Agreement as modified. Additionally, after the elimination of the monthly license fee for the 40 months, the license fee will be reduced to $20,000 a month thereafter. On April 5, 2000, the Bankruptcy Court approved the acquisition of the CAB for the purpose described and approved the joint assumption of the PM Agreement as modified. On April 17, 2000, the closing took place on the CAB.

      The Sands is required by the New Jersey Casino Control Act ("Casino Act") to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. The deposits for the three months ended March 31, 2000 totaled $652,000 and are anticipated to be approximately $2.3 million during the remainder of 2000. The Sands has agreed to donate certain of its future deposit obligations to the CRDA in connection with the construction related to the Atlantic City Boardwalk Convention Center. The projected total donation will amount to approximately $7.0 million, which will be paid over the next 12 years based on an estimate of certain of the Sands' future CRDA deposit obligations.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

      Gaming Operations

      The following sets forth certain unaudited financial and operating data relating to the Sands' casino operations:

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
                                                             ($000's)
Units: (at end of quarter)
    Table Games   - Sands                                  100               99
                  - Atlantic City (ex. Sands)            1,240            1,279
    Slot Machines - Sands                                1,949            2,010
                  - Atlantic City                       33,339           33,769

Gross Wagering (1)
    Table Games   - Sands                          $   109,640      $   102,738
                  - Atlantic City                    1,692,981        1,588,086
    Slot Machines - Sands                              484,705          438,841
                  - Atlantic City                   83,340,020       76,144,417

Hold Percentages (2)(3)
    Table Games   - Sands                                15.2%            17.5%
                  - Atlantic City                        15.5%            15.9%
    Slot Machines - Sands                                 7.7%             7.9%
                  - Atlantic City                         8.2%             8.2%

Revenues (2)
    Table Games   - Sands                          $    16,659      $    17,959
                  - Atlantic City                      261,561          252,180
    Slot Machines - Sands                               37,390           34,750
                  - Atlantic City                      679,399          623,092
    Other (4)     - Sands                                  796              695
                  - Atlantic City                          N/A              N/A

-----------------
(1) Gross wagering consists of the total value of coins wagered in slot machines (the "handle") and the total value of chips purchased for table games (the "drop") excluding poker.
(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".
(3) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; industry percentages have been calculated based on information made available by the Casino Commission and are possibly higher than if computed on the accrual basis.
(4)   Consists of revenues from poker and simulcast horse racing wagering.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Patron Gaming Volume

      Table game drop increased by $6.9 million (6.7%) during the three months ended March 31, 2000 compared with the same period of 1999. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same period reflected an increase of 6.6%. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry (the "industry") aggregate table game drop) remained unchanged at 6.1%. The Sands table game drop increase in 2000 is attributable to an increased volume of play from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash and/or complimentary rooms, food, beverage, entertainment and gifts ("rated players"). Between the first quarter of 1999 and the first quarter of 2000, the number of table games did not change significantly at the Sands, compared with a decrease of 3.1% at all other Atlantic City casinos. Aggregate gaming space at all other Atlantic City casinos decreased by approximately 42,300 square feet at March 31, 2000 compared to 1999 due to the closure of a portion of a competing facility. The amount of gaming space at the Sands remained virtually unchanged between periods.

      Slot machine handle increased $45.9 million (10.5%) during the three months ended March 31, 2000 compared with the same period of 1999. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the first quarter of 2000 vs. the same period in 1999 was 9.5%. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle remained virtually unchanged at 5.5%. The increased Sands slot handle during 2000 is primarily attributable to an increased volume of play from rated players although the volume of unrated slot play increased as well. The amount of available gaming space did not change at the Sands from the first quarter of 1999 to the first quarter of 2000, but the number of slot machines decreased slightly. On an industry-wide basis, the number of slot machines decreased slightly in 2000 compared to 1999 due to the closure of a portion of a competing casino. During the last half of 1998 and in 1999, approximately 700 older or less popular slot machines were replaced with new and more popular machines as part of the Sands capital expenditure program approved by the Bankruptcy Court in March 1998.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth the changes in operating revenues and expenses (unaudited) for the three-month periods ended March 31, 2000 and 1999:

                                           2000      1999       $         %
                                         -------   -------   -------   -------
                                                        ($000's)
Revenues:
   Casino                                $54,845   $53,404   $ 1,441       2.7
   Rooms                                   2,169     2,019       150       7.4
   Food and Beverage                       6,527     6,261       266       4.2
   Other                                   1,080     1,414      (334)    (23.6)

Promotional Allowances                     5,832     5,171       661      12.8

Costs and Expenses:
   Casino                                 46,936    47,466      (530)     (1.1)
   Rooms                                     677       765       (88)    (11.5)
   Food and Beverage                       1,951     2,332      (381)    (16.3)
   Other                                     809       954      (145)    (15.2)
   General and Administrative              2,411     2,683      (272)    (10.1)
   Depreciation and Amortization           3,089     2,857       232       8.1

Income from Operations                     2,916       870     2,046     235.2

Non-operating items, net                   1,141       380       761     200.3
Income Tax Provision                         639        --       639       N/A

      Revenues

      Casino revenues increased $1.4 million due to the 10.5 % increase in slot handle that was partially offset by a slight decrease in slot hold percentage. While table game drop also increased by 6.7%, the increased volume was offset by a 13.1% decrease in the table game hold percentage resulting in a decrease in table games revenue.

      Rooms revenue increased $150,000 as a result of higher occupancy partially offset by a decrease in the average daily room rate (ADR).

      Food and beverage revenues increased $266,000 due to an increase in revenue per cover ("average check").

      Other revenues decreased $334,000 as a result of a decrease in the number of theatre entertainment offerings.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Promotional Allowances

      Promotional allowances represent the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues, these allowances increased to 59.7% during the three months ended March 31, 2000 from 53.4% during the same period of 1999. The increase is primarily attributable to additions to and changes in marketing programs and other promotional activities that resulted in the increased gaming volume from rated players.

      Departmental Expenses

      Casino expenses at the Sands decreased by $530,000 as a result of management's ongoing efforts to create operating efficiencies in casino marketing.

      Rooms expense decreased $88,000 in part from an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis and in part from a reduction in the utilization of operating supplies.

      Food and beverage expense decreased $381,000 due to an increase in the allocation of food and beverage expense to casino expense due to a higher percentage of food and beverage being given away on a complimentary basis to rated players.

      Other expenses decreased $145,000 as a result of decreased costs associated with theatre entertainment. This decrease was partially offset by a lower allocation of other expenses to casino expense.

      General and Administrative Expenses

      General and administrative expenses decreased $272,000 due to higher than normal repairs and maintenance costs in 1999 and reduced utility costs in 2000.

      Depreciation and Amortization

      Depreciation and amortization expense increased as a result of capital additions including the 700 new slot machines which were on line for the entire quarter in 2000 vs. 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Interest Income and Expense

      Interest income increased by $46,000 (32.6%) during the three months ended March 31, 2000 compared to the same period in 1999. The increase was due to payments received on obligatory investments that were previously reserved. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is recorded as a reduction of reorganization costs.

      Interest expense increased $53,000 (265%) during the three months ended March 31, 2000 compared to the same period in 1999. The increase is due to the recognition of interest expense on the future CRDA donation liability. As a result of the Chapter 11 filing, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes and other affiliate advances for periods subsequent to the filing has been suspended.

      Income Tax Provision

      Prior to 1997, Holdings was included in the consolidated federal income tax return of HCC, the parent company of GBCC until HCC distributed the GBCC stock it owned to its shareholders as a dividend on December 31, 1996. As part of the Second Settlement Agreement (see Note 1), Holdings' operations were included in GBCC's consolidated federal income tax return for the years ended December 31, 1997 and 1998. Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes. Accordingly, beginning in 1999, Holdings and its subsidiaries' provisions for federal income taxes will be calculated and paid on a consolidated basis.

      At March 31, 2000, GBHC has deferred tax assets including state net operating losses and Federal credit carryforwards. The net operating losses ("NOL's") do not expire before the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. The availability of the NOL's and credit carryforwards will be subject to the tax consequences of a plan of reorganization approved by the Bankruptcy Court. In addition, as provided in the Second Settlement Agreement GBCC may utilize NOL's of GBHC through December 31, 1998 to offset federal taxable income ("Federal NOL's") of GBCC and other members of the consolidated tax group. Representatives of HCC and GBCC originally advised GBHC in March 1999 that GBHC should have approximately $13 million in Federal NOL's available subsequent to December 31, 1998. Subsequent adjustments recognized by GBHC and reported to GBCC attributable to the year ended December 31, 1997 reduced the available Federal NOL's. GBCC advised GBHC in February 2000 that a portion of the Debtors' Federal NOL's were utilized in the 1998 GBCC group consolidated federal income tax return. However, GBCC also notified GBHC in February 2000 that all of the Debtors' Federal NOL's attributable to periods prior to January 1, 1997 will be utilized to shield certain additional excess loss account adjustments attributable to the Spin Off, which may result in available Federal NOL's in 1999 being reduced to approximately $4.4 million. GBHC is in the process of examining the propriety of the use of its pre-1997 NOL's. GBHC expects that these remaining Federal NOL's will be utilized in the 1999 federal tax return. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by GBHC in January 1998, management is unable to determine that realization of GBHC's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 2000. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's.

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

      Year 2000 Compliance

      Management completed on a timely basis a comprehensive program to prepare the Sands' computer systems and applications for a smooth transition to the Year 2000. The objective of this program was to determine and assess the risks of the Year 2000 issues and to plan and institute mitigating actions to minimize those risks. An assessment and inventory of systems, computer applications and software programs was completed and changes implemented where required. The Sands developed a contingency plan that included the identification of significant vendors that would be Year 2000 compliant to replace significant vendors that would not be Year 2000 compliant. The costs associated with testing and converting systems were not material. All Year 2000 costs were funded through operating cash flow. Because of these preparations, the Sands did not experience any significant disruptions in its operations as a result of the transition to the Year 2000. Additionally, there are no claims pending or, to our knowledge, threatened against the Sands arising out of the Year 2000 issue.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      On January 5, 1998, Holdings, GB Property Funding, and GBHC (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The prior Boards of Directors resigned on January 2, 1998 and new Boards of Directors were elected at that time. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Bankruptcy Court, other than the following: as required under the Settlement Agreement, Richard Knight resigned as a Director, President, and Chief Executive Officer of the Debtors effective July 8, 1998; John P. Belisle was elected President and Chief Executive Officer of GBHC on July 28, 1998; and Jerome T. Smith was elected as a Director of the Debtors on August 3, 1998. On November 1, 1999, John P. Belisle resigned as President and Chief Executive Officer of GBHC. On November 11, 1999, Jerome T. Smith, the independent member of the Boards of Directors of the Debtors, and one of the two independent members of the Audit Committee of Holdings, citing a newly arisen potential conflict of interest, resigned. On November 5, 1999, Alfred J. Luciani was elected President and Chief Executive Officer of GBHC.

      On January 11, 1999, the exclusivity period during which only the Debtors could file a plan of reorganization expired and, as a result, any party in interest could file a plan of reorganization. On June 1, 1999, the Debtors filed with the Bankruptcy Court a plan of reorganization and disclosure statement, ultimately filing a third modified plan of reorganization and third modified disclosure statement. On October 4, 1999, the Bankruptcy Court approved the adequacy of the third modified disclosure statement and a confirmation hearing on the Plan was scheduled for December 17, 1999(the "Confirmation Hearing").

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached an agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference , the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy Court decided that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000 and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Ichan filed a joint plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000 and PPE also filed a plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them by March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000.

Item 3. Defaults Upon Senior Securities

      As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of First Mortgage Notes issued by GB Property Funding are in default. The debt service payments due subsequent to January 5, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Through May 11, 2000, $524,000 has been remitted to the Indenture Trustee as the proceeds on the sale of furniture and equipment. The accrual of interest on the First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $56,205,000 as of May 11, 2000.

Item 6.(a) - Exhibits

10.1 Amendment to Brighton Park Improvements Agreement ("PM Agreement") dated April 5, 2000

10.2 Agreement between Greate Bay Hotel and Casino, Inc., and Atlantic City Boardwalk Associates, L.P. and/or the Claridge at the Park to acquire the Claridge Administration Building dated February 10, 2000

Item 6.(b) - Reports on Form 8-K

      The Registrants did not file any reports on Form 8-K for the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                        ----------------------------------------
                                                       Registrants

Date: May 15, 2000                      By: /s/     Timothy A. Ebling
                                           ------------------------------------
                                                    Timothy A. Ebling
                                             Executive Vice President, Chief
                                             Financial Officer and Principal
                                                   Accounting Officer