Form 10-Q
period 2000-06-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2000-08-14
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number         33-69716
                      --------------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                  75-2502290
              DELAWARE                                  75-2502293
             NEW JERSEY                                 22-2242014
----------------------------------------     -----------------------------------
  (States or other jurisdictions of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.'s)

       c/o Sands Hotel & Casino
    Indiana Avenue & Brighton Park
       Atlantic City, New Jersey                            08401
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrants' telephone number, including area code):         (609) 441-4517
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Registrant                              Class              Outstanding at August 11, 2000
--------------------------------    -----------------------------   ------------------------------
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

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owns a land parcel adjacent to GBHC (the "Lieber Parcel"). GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels one of which was subject to a lease (the "Lease") and a sub-lease for the operation of a "Gold Store" (the "Sub-lease"). The

Lieber Parcel and the Option Parcels provided GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the Boardwalk in Atlantic City, New Jersey. Demolition of the existing structures on the parcels was completed in 1999 and construction of the new front entrance to the Sands' facility was completed in June 2000. GBHC obtained the rights under the Lease on March 27, 2000 for $371,000 and on the same date notified the operator of the Gold Store that GBHC had elected to exercise a 90-day cancellation provision of the Sub-lease and tendered to the sub-lessee a cancellation payment of approximately $30,000. GBHC obtained a surrender of the Sub-lease effective June 10, 2000, demolished the Gold Store, and incorporated the land as part of its new front entrance, which opened on June 23, 2000. GBHC also entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge"), subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which is situated between GBHC's existing main entrance and the new Pacific Avenue entrance. GBHC intends to demolish the CAB and incorporate the land as part of the new front entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also sought Bankruptcy Court approval of the assumption of the PM Agreement as modified. Additionally, after the elimination of the monthly license fee for the 40 months, the license fee will be reduced to $20,000 a month thereafter. On April 5, 2000, the Bankruptcy Court approved the acquisition of the CAB for the purposes described and approved the joint assumption of the PM Agreement as modified. On April 17, 2000, the closing took place on the CAB.

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

At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for the creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000. The hearing was conducted on June 20-23, and 27-29, 2000. On July 28, 2000 the Bankruptcy Court issued an Opinion deciding to confirm the Icahn/Committee Plan of Reorganization (the "Confirmation").

      A condition to the effective date of the Confirmation of the Icahn/Committee Plan of Reorganization is the approval by the New Jersey Casino Control Commission (the "Casino Commission"). The Casino Commission is presently scheduled to consider approval at a hearing on September 13, 2000. There can be no assurance at this time that the Plan will be approved by the Casino Commission. In the event the plan is approved, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should GBHC be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place on the effective date of the confirmation of the Plan.

      Historically, the Sands' gaming operations have been highly seasonal in nature with the peak activity occurring from May to September. Consequently, the results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results to be reported for the full year.

      The financial statements of GB Property Funding and the consolidated financial statements of Holdings as of June 30,2000 and for the three and six months ended June 30, 2000 and 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 2000, and their respective results of operations for the three and six month periods ended June 30, 2000 and 1999, and their respective cash flows for the six month periods ended June 30, 2000 and 1999.

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

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                                 BALANCE SHEETS

                                     ASSETS

                                                               June 30,     December 31,
                                                                 2000           1999
                                                             ------------   ------------
                                                             (Unaudited)      (Audited)
Current Asset:
    Cash                                                     $      1,000   $      1,000

Interest receivable from affiliate                              9,373,000      9,373,000

Note receivable from affiliate                                181,976,000    181,980,000
                                                             ------------   ------------

                                                             $191,350,000   $191,354,000
                                                             ============   ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Subject to Compromise:
    Accrued interest payable                                 $  9,373,000   $  9,373,000

    Long-term debt                                            181,976,000    181,980,000
                                                             ------------   ------------

                                                              191,349,000    191,353,000
Commitments and Contingencies
Shareholder's Equity:
    Common stock, $1.00 par value per share,
       1,000 shares authorized and outstanding                      1,000          1,000
                                                             ------------   ------------

                                                             $191,350,000   $191,354,000
                                                             ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            June 30,
                                                -------------------------------
                                                    2000             1999
                                                --------------   --------------
                                                 (Unaudited)       (Unaudited)
Revenues:
    Interest income (Note 2)                    $           --   $           --

Expenses:
    Interest expense (contractual interest of
    $4,947,000 and $4,951,000, respectively,
    for the six months ended June 30,
    2000 and 1999)                                          --               --
                                                --------------   --------------

    Net income                                  $           --   $           --
                                                ==============   ==============

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF OPERATIONS

                                                       Six Months Ended
                                                            June 30,
                                                -------------------------------
                                                    2000             1999
                                                --------------   --------------
                                                 (Unaudited)       (Unaudited)
Revenues:
    Interest income (Note 2)                    $           --   $           --

Expenses:
    Interest expense (contractual interest of
    $9,895,000 and $9,906,000, respectively,
    for the six months ended June 30,
    2000 and 1999)                                          --               --
                                                --------------   --------------

    Net income                                  $           --   $           --
                                                ==============   ==============

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in-Possession, wholly owned by GB Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                   2000            1999
                                                               ------------     ----------
                                                                (Unaudited)     (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                 $         --     $       --
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Change in interest receivable from affiliate                      --             --
       Change in accrued interest payable                                --             --
                                                               ------------     ----------

          Net cash provided by operating activities                      --             --

       Cash at beginning of period                                    1,000          1,000
                                                               ------------     ----------

       Cash at end of period                                   $      1,000     $    1,000
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

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and

                            GB PROPERTY FUNDING CORP.
            (Debtor-in Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000. The hearing was conducted on June 20-23, and 27-29, 2000. On July 28, 2000 the Bankruptcy Court issued an Opinion deciding to confirm the Icahn/Committee Plan of Reorganization (the "Confirmation").

      A condition to the effective date of the Confirmation of the Icahn/Committee Plan of Reorganization is the approval by the New Jersey Casino Control Commission (the "Casino Commission"). The Casino Commission is presently scheduled to consider approval at a hearing on September 13, 2000. There can be no assurance at this time that the Plan of reorganization will be approved by the Casino Commission. In the event the Plan of reorganization is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should GB Property Funding be unable to continue as a going concern.

      As discussed above, GB Property Funding was formed for the purpose of issuing the First Mortgage Notes for the benefit of GBHC. GB Property Funding loaned the proceeds from the First Mortgage Notes to GBHC and, at June 30, 2000, has a note receivable, together with interest accrued through January 5, 1998, due from GBHC totaling $191,349,000. GB Property Funding has no operations and the note receivable and the accrued interest receivable represents virtually all of GB Property Fundings' assets. As discussed above, on January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings,

                            GB PROPERTY FUNDING CORP.
            (Debtor-in Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

the First Mortgage Notes and related accrued interest payable have been classified as liabilities subject to compromise in the accompanying balance sheets. To the extent that any proceeds are ultimately realized from GBHC as a result of the resolution of the bankruptcy proceedings, such amounts would be offered in full satisfaction of the First Mortgage Notes. No provision for any loss relating to the uncollectibility of these receivables has been reflected in the accompanying financial statements.

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

      Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company which owns a land parcel adjacent to GBHC (the "Lieber Parcel") and GBHC acquired and caused an option agreement on other adjacent land parcels (the "Option Parcels") to be assigned to Lieber (the "Option Agreement"). The Lieber Parcel and the Option Parcels provided GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The demolition of the existing structures on the parcels was completed in 1999 and construction of a new front entrance to the Sands' facility was completed in June 2000.

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

      The financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by GB Property Funding without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of GB Property Funding as of June 30, 2000, and the results of its operations and cash flows for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999.

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee for the First Mortgage Notes (the "Indenture Trustee") as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets amounting to $4,000 and $263,000 for the six months ended June 30,2000 and the year ended December 31, 1999, respectively, were remitted to the Indenture Trustee.

      No interest was paid or received with respect to the First Mortgage Notes and the loan to GBHC during the six month periods ended June 30, 2000 and 1999. Interest receivable and payable with respect to the notes of $9,373,000 are included on the accompanying balance sheets in non-current assets and liabilities subject to compromise, respectively, as such payments are subject to terms of a reorganization Plan which has been confirmed and becomes effective.

                            GB PROPERTY FUNDING CORP.
            (Debtor-in Possession, wholly owned by GB Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(3) Income Taxes

      Prior to 1997, GB Property Funding was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"), the parent company of GBCC until HCC distributed the GBCC stock it owned to the shareholders of HCC as a dividend on December 31, 1996. As part of the Second Settlement Agreement, GB Property Funding was included in GBCC's consolidated federal income tax return through the year ended December 31, 1998, and GBCC agreed to allow the Debtors to become deconsolidated from the GBCC group after that date. In accordance therewith, effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV, effecting the deconsolidation of GB Property Funding from the GBCC group. As a result, for tax years ending after 1998, GB Property Funding will file its federal income tax return on a consolidated basis with Holdings and GBHC. GB Property Funding made no federal or state income tax payments during the six month periods ended June 30, 2000 and 1999.

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

(4) Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy code in the Bankruptcy Court (see Note 1).

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          June 30,          December 31,
                                                            2000               1999
                                                        -------------      -------------
                                                         (Unaudited)         (Audited)
Current Assets:
    Cash and cash equivalents                           $  24,395,000      $  20,897,000
    Accounts receivable, net of allowances
       of $10,428,000 and $11,413,000, respectively         8,751,000          9,864,000
    Inventories                                             2,944,000          3,784,000
    Due from affiliates                                        16,000            236,000
    Deferred income taxes                                   3,478,000          3,478,000
    Prepaid expenses and other current assets               2,437,000          2,266,000
                                                        -------------      -------------

       Total current assets                                42,021,000         40,525,000
                                                        -------------      -------------

Property and Equipment:
    Land                                                   54,578,000         50,777,000
    Buildings and improvements                            185,508,000        185,508,000
    Operating equipment                                   111,767,000        108,260,000
    Construction in progress                                6,675,000          2,295,000
                                                        -------------      -------------

                                                          358,528,000        346,840,000
    Less - accumulated depreciation and
       amortization                                      (195,226,000)      (189,805,000)
                                                        -------------      -------------

    Net property and equipment                            163,302,000        157,035,000
                                                        -------------      -------------

Other Assets:
    Obligatory investments, net of allowances of
       $9,442,000 and $9,122,000, respectively              8,904,000          8,386,000
    Other assets                                            2,340,000          2,470,000
                                                        -------------      -------------

       Total other assets                                  11,244,000         10,856,000
                                                        -------------      -------------

                                                        $ 216,567,000      $ 208,416,000
                                                        =============      =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                       June 30,         December 31,
                                                         2000               1999
                                                    -------------      -------------
                                                     (Unaudited)         (Audited)
Current Liabilities Not Subject to Compromise:
    Current maturities of long-term debt            $      82,000      $      79,000
    Accounts payable                                    4,963,000          4,849,000
    Accrued liabilities -
       Salaries and wages                               4,117,000          3,458,000
       Reorganization costs                             2,438,000          1,843,000
       Insurance                                        2,169,000          1,872,000
       Other                                            6,378,000          5,879,000
    Due to affiliates                                     956,000          1,099,000
    Other current liabilities (Note 8)                  5,924,000          4,322,000
                                                    -------------      -------------

       Total current liabilities                       27,027,000         23,401,000
                                                    -------------      -------------

Liabilities Subject to Compromise (Note 3)            216,581,000        217,028,000
                                                    -------------      -------------

Long-Term Debt                                            797,000            839,000
                                                    -------------      -------------

Deferred Taxes and Other Noncurrent Liabilities
  (Note 8)                                              7,920,000          6,741,000
                                                    -------------      -------------

Commitments and Contingencies

Shareholder's Deficit:
    Common stock, $1.00 par value per share;
       1,000 shares authorized and outstanding              1,000              1,000
    Additional paid-in capital                         27,946,000         27,946,000
    Accumulated deficit                               (63,705,000)       (67,540,000)
                                                    -------------      -------------

       Total shareholder's deficit                    (35,758,000)       (39,593,000)
                                                    -------------      -------------

                                                    $ 216,567,000      $ 208,416,000
                                                    =============      =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   2000              1999
                                                               ------------      ------------
                                                                (Unaudited)       (Unaudited)
Revenues:
     Casino                                                    $ 59,076,000      $ 60,032,000
     Rooms                                                        2,422,000         2,419,000
     Food and beverage                                            6,740,000         6,733,000
     Other                                                        1,084,000         1,267,000
                                                               ------------      ------------

                                                                 69,322,000        70,451,000
     Less - promotional allowances                               (5,717,000)       (5,564,000)
                                                               ------------      ------------

        Net revenues                                             63,605,000        64,887,000
                                                               ------------      ------------

 Expenses:
     Casino                                                      48,850,000        49,510,000
     Rooms                                                          781,000           812,000
     Food and beverage                                            2,200,000         2,658,000
     Other                                                          817,000           927,000
     General and administrative                                   2,658,000         2,843,000
     Depreciation and amortization                                2,969,000         2,950,000
                                                               ------------      ------------

        Total expenses                                           58,275,000        59,700,000
                                                               ------------      ------------

 Income from operations                                           5,330,000         5,187,000
                                                               ------------      ------------

 Non-operating income (expense):
     Interest income                                                160,000           117,000
     Interest expense (contractual interest of $5,556,000
        and $5,520,000, respectively, for the three months
        ended June 30, 2000 and 1999)                              (114,000)          (20,000)
     Reorganization and other related costs                      (1,081,000)         (405,000)
     Gain/(loss) on disposal of assets                                   --           111,000
                                                               ------------      ------------

        Total non-operating expense, net                         (1,035,000)         (197,000)
                                                               ------------      ------------

 Income before income taxes                                       4,295,000         4,990,000
     Income tax provision                                        (1,596,000)               --
                                                               ------------      ------------

 Net income                                                    $  2,699,000      $  4,990,000
                                                               ============      ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Six Months Ended
                                                                   June 30,
                                                       --------------------------------
                                                           2000                1999
                                                       -------------      -------------
                                                        (Unaudited)        (Unaudited)
Revenues:
     Casino                                            $ 113,921,000      $ 113,436,000
     Rooms                                                 4,591,000          4,438,000
     Food and beverage                                    13,267,000         12,994,000
     Other                                                 2,164,000          2,681,000
                                                       -------------      -------------

                                                         133,943,000        133,549,000
     Less - promotional allowances                       (11,549,000)       (10,735,000)
                                                       -------------      -------------

        Net revenues                                     122,394,000        122,814,000
                                                       -------------      -------------

 Expenses:
     Casino                                               95,785,000         96,976,000
     Rooms                                                 1,458,000          1,577,000
     Food and beverage                                     4,152,000          4,990,000
     Other                                                 1,626,000          1,881,000
     General and administrative                            5,070,000          5,526,000
     Depreciation and amortization                         6,058,000          5,807,000
                                                       -------------      -------------

        Total expenses                                   114,149,000        116,757,000
                                                       -------------      -------------

 Income from operations                                    8,245,000          6,057,000
                                                       -------------      -------------

 Non-operating income (expense):
     Interest income                                         348,000            258,000
     Interest expense (contractual interest of
        $11,071,000 and $11,043,000, respectively,
        for the six months ended June 30,
        2000 and 1999)                                      (187,000)           (40,000)
     Reorganization and other related costs               (2,326,000)          (934,000)
     Gain on disposal of assets                              (10,000)           139,000
                                                       -------------      -------------

        Total non-operating expense, net                  (2,175,000)          (577,000)
                                                       -------------      -------------

 Income before income taxes                                6,070,000          5,480,000
     Income tax provision                                 (2,235,000)                --
                                                       -------------      -------------

 Net income                                            $   3,835,000      $   5,480,000
                                                       =============      =============

      The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  ------------      ------------
                                                                  (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
     Net income                                                   $  3,835,000      $  5,480,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                6,058,000         5,807,000
        (Gain)/loss on disposal of assets                               10,000          (139,000)
        Provision for doubtful accounts                                901,000         1,038,000
        Decrease/(increase) in accounts receivable                     212,000        (1,802,000)
        Increase in accounts payable and accrued expenses            2,035,000         2,022,000
        Net change in other current assets and liabilities           1,168,000          (996,000)
        Net change in other noncurrent assets and liabilities           14,000          (700,000)
                                                                  ------------      ------------

           Net cash provided by operating activities                14,233,000        10,710,000
                                                                  ------------      ------------

 INVESTING ACTIVITIES:
     Purchase of property and equipment                             (9,745,000)       (5,196,000)
     Proceeds from disposal of assets                                   13,000           139,000
     Obligatory investments                                           (960,000)       (1,285,000)
                                                                  ------------      ------------

        Net cash used in investing activities                      (10,692,000)       (6,342,000)
                                                                  ------------      ------------

 FINANCING ACTIVITIES:

     Repayments of long-term debt                                      (43,000)         (179,000)
                                                                  ------------      ------------

        Net cash used in financing activities                         (152,000)         (179,000)
                                                                  ------------      ------------

        Net increase in cash and cash equivalents                    3,498,000         4,189,000
           Cash and cash equivalents at beginning of period         20,897,000        23,844,000
                                                                  ------------      ------------

           Cash and cash equivalents at end of period             $ 24,395,000      $ 28,033,000
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

      On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The Lieber Parcel and the Option Parcels provide GBHC with an expansion opportunity and frontage on Pacific Avenue, the principal street running parallel and closest to the boardwalk in Atlantic City, New Jersey. The demolition of the existing structures on the parcels was completed in 1999 and construction of the new front entrance to the Sands' facility was completed in June 2000.

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

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000.The hearing was conducted on June 20-23, and 27-29, 2000. On July 28, 2000, the Bankruptcy Court issued an Opinion deciding to confirm the Icahn/Committee Plan of Reorganization (the "Confirmation").

      A condition to the effective date of the Confirmation of the Icahn/Committee Plan of Reorganization is the approval by the New Jersey Casino Control Commission (the "Casino Commission"). The Casino Commission is presently scheduled to consider approval at a hearing on September 13, 2000. There can be no assurance at this time that the Plan will be approved by the Casino Commission. In the event the Plan is approved, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GBHC be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place on the effective date of the confirmation of Plan.

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

      The consolidated financial statements for the six month periods ended June 30, 2000 and 1999 have been prepared by Holdings without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(2)   Long-Term Debt and Pledge of Assets

      Long-term debt is comprised of the following:

                                                  June 30,         December 31,
                                                    2000               1999
                                               -------------      -------------
10 7/8% first mortgage, notes due 2004 (a)     $ 181,976,000      $ 181,980,000
14 5/8% affiliate loan, due 2005 (b)              10,000,000         10,000,000
Lieber Mortgage (d)                                  482,000            513,000
Other                                                397,000            405,000
                                               -------------      -------------

    Total                                        192,855,000        192,898,000
Less - current maturities                            (82,000)           (79,000)
Less - debt subject to compromise (Note 3)      (191,976,000)      (191,980,000)
                                               -------------      -------------

    Total long-term debt                       $     797,000      $     839,000
                                               =============      =============

----------

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

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions of the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets amounting to $4,000 and $263,000, for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively, were remitted to the Indenture Trustee.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      As a result of the Chapter 11 filing, principal payments and accrued interest with respect to the First Mortgage Notes and the PRT Subordinated Note are subject to a Plan of Reorganization, which has been confirmed and becomes effective. Pending such reorganization, the entire amount of the First Mortgage Notes and the PRT Subordinated Note and accrued interest are included in liabilities subject to compromise on the accompanying consolidated balance sheets.

      Scheduled payments of long-term debt as of June 30,2000, exclusive of payments on the First Mortgage Notes and the PRT Subordinated Note, are set forth below:

                 2000 (six months)                 $      41,000
                 2001                                    467,000
                 2002                                     19,000
                 2003                                     21,000
                 2004                                     23,000
                 Thereafter                              308,000
                                                   -------------
                    Total                          $     879,000
                                                   =============

      Interest paid amounted to $38,000 and $40,000, respectively, for the six months ended June 30, 2000 and 1999. At June 30, 2000 and December 31, 1999, accrued interest on the First Mortgage Notes in the amount of $9,373,000 is included with liabilities subject to compromise on the accompanying consolidated balance sheets.

(3)   Liabilities Subject to Compromise

      Liabilities subject to compromise under Holdings' reorganization proceedings consist of the following:

                                                     June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------

      Accounts payable and accrued liabilities     $  6,589,000     $  6,811,000
      First Mortgage Notes (Note 2)                 181,976,000      181,980,000
      PRT Subordinated Note (Note 2)                 10,000,000       10,000,000
      Borrowings from affiliate (Note 5)              5,000,000        5,000,000
      Accrued interest (Notes 2 and 5)               12,855,000       12,855,000
      Due to affiliates                                 161,000          382,000
                                                   ------------     ------------

         Total                                     $216,581,000     $217,028,000
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

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the non-deductibility for income tax purposes of certain items, including certain amortization, meals and entertainment, and other expenses. Holdings made no federal or state income tax payments during the three and six month periods ended June 30, 2000. Holdings paid federal income taxes in the amount of $50,000 during the three and six months ended June 30, 1999. No state income taxes were paid for the three and six months ended June 30, 1999.

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

      At June 30, 2000, Holdings and its subsidiaries have deferred tax assets including State net operating losses and Federal credit carryforwards. The net operating losses ("NOL's") do not expire before the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. The availability of the NOL's and credit carryforwards may be subject to the tax consequences of a plan of reorganization that has been confirmed and becomes effective. In addition, as provided in the Second Settlement Agreement GBCC may utilize NOL's of Holdings and its subsidiaries through December 31, 1998 to federal taxable income ("Federal NOL's") of GBCC and other members of its consolidated tax group. Representatives of HCC and GBCC originally advised Holdings in March 1999 that Holdings should have approximately $13 million in Federal NOL's available subsequent to December 31, 1998. Subsequent adjustments recognized by GBHC and reported to GBCC attributable to the year ended December 31, 1997, reduced the available Federal NOL'S. GBCC advised GBHC in February 2000 that a portion of the Debtors' Federal NOL's were utilized in the 1998 GBCC group consolidated federal income tax return. However, GBCC also notified GBHC in February 2000 that all of the Debtors' Federal NOL's attributable to periods prior to January 1, 1997 will be utilized to shield certain additional excess loss account adjustments attributable to the Spin Off, which may result in available Federal NOL's in 1999 being reduced to approximately $4.4 million. GBHC is in the process of examining the propriety of the use of its pre-1997 NOL's. The Debtors expect that these remaining Federal NOL's will be utilized in the 1999 federal tax return of the Debtors. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 2000.

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

      The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which Holdings' was included (the "Audit"). During 1998, HCC reported that it may be required to file an amended federal tax return for calendar year 1996 and that it may experience a material increase in income tax liability as a result of the dividend by HCC to its shareholder of approximately 80% of the common stock of GBCC (the "Spin Off"). However, as part of the Second Settlement Agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due that are attributable to the Spin Off without contribution from the Debtors. Representatives of HCC advised GBHC that the HCC group's NOL's will first be used to shield audit adjustments relating to the years 1993 through 1996 before being used to offset excess loss account adjustments occurring at December 31, 1996. Representatives of GBCC and HCC also represented to the Debtors' independent accountants in March 1999 that the results of the Audit should not have a material adverse effect on the consolidated financial position or results of operations of the Debtors. In March 2000, GBCC reported in its 1999 SEC Form 10-K that the allocation of tax attributes to the entities consolidated with HCC cannot be determined until the Audit is completed. GBCC also reported that due to the inclusion of Holdings and its subsidiaries in the consolidated returns an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. Any such claim will be subject to the terms of the Second Settlement Agreement. While this disclosure by GBCC is contrary to prior representations made by HCC and GBCC to Holdings and its independent auditors, such disclosure causes management to be presently unable to estimate the ultimate impact of the Audit on the consolidated financial position or results of operations of Holdings. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's.

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

      Amounts payable under the Settlement Agreement to NJMI, which have been assigned to GBLLC, and included in due to affiliates on the accompanying consolidated balance sheets at June 30,2000 and December 31, 1999, amounted to $211,000. The $75,000 unsecured claim arising from the settlement in 1999 of the pre-petition management fee claim under the Management Agreement is included in liabilities subject to compromise on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

      GBHC's rights to the trade name "Sands" (the "Trade Name") are derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $72,000 and $73,000, respectively, for the three month periods ended June 30, 2000 and 1999 and $137,000 and $133,000, respectively, during the six month periods ended June 30, 2000 and 1999. Under the Settlement Agreement, GBCC agreed not to seek to cancel the rights of GBHC to use the Trade Name prior to December 15, 1998, and GBHC preserved its legal position that GBCC lacked the right to cancel the rights of GBHC to use the Trade Name. GBCC filed a motion in the Bankruptcy Court seeking relief from the automatic stay, pursuant to 11 U.S.C. ss.362(a), to send a letter to the licensor, purporting to terminate the license agreement. GBHC opposed the motion and the motion was denied by Order of the Bankruptcy Court dated March 2, 1999. On March 10, 1999, GBCC took an appeal to the United States District Court for the District of New Jersey. On June 10, 1999, the United States District Court for the District of New Jersey affirmed the Bankruptcy Court's decision. On July 13, 1999, GBCC filed an appeal with the United States Court of Appeals for the Third Circuit. GBCC and GBHC filed a motion with the Third Circuit on March 23, 2000, seeking an adjournment of the briefing schedule in the appeal based on the belief that the likelihood of the confirmation of either the Icahn/Committee or PPE Plan in the near future by the Bankruptcy Court will eliminate the automatic stay by the effective date of a Plan, will moot the issue raised by GBCC in the appeal and will permit GBCC to seek to terminate the license agreement if it still chooses to do so. At the Confirmation Hearing representatives of the Icahn/Committee Plan and the PPE Plan each represented to the Bankruptcy Court in the presence of counsel for the Trademark owner that agreements had been reached for the continuation of the use of the Trade Name regardless of which plan were confirmed. In either case the calculation of the license fee will be the same as under the present arrangement.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      An advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 was outstanding at June 30, 2000, except that, under the Second Settlement Agreement, GBHC agreed not to sue the entity receiving the advance and its affiliates and reserved any rights it had to offset the advance against the PRT Subordinated Note, and the PCC Subordinated Note, as hereafter defined (collectively, the "Subordinated Notes"). Interest on the advance accrues at the rate of 16.5% per annum. The advance, together with accrued interest amounting to $6,318,000 and $5,850,000 at June 30, 2000 and December 31, 1999,
respectively, is fully reserved as collection of the receivable is uncertain.

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

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan is subordinated to the First Mortgage Notes and payment is subject to certain conditions (the "PCC Subordinated Note"). Interest accrued on the PCC Subordinated Note amounted to $728,000 at both June 30, 2000 and December 31, 1999, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. Repayment of the PCC Subordinated Note and the payment of the related interest are subject to approval of the Casino Commission and any setoffs and defenses available under the Bankruptcy Code and applicable law and to the terms of a Plan, which requires confirmation by the Bankruptcy Court and approval by the Casino Commission. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 has been suspended. As a result of the confirmation of a certain plan of reorganization of PCC in October 1999, the PCC Subordinated Note was transferred to GBLLC.

      Interest accrued on the PRT Subordinated Note (Note 2) of $2,754,000 is included in liabilities subject to compromise on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

      Effective September 2, 1998, GBHC acquired Lieber as part of the Second Settlement Agreement and caused the Option Agreement for the Option Parcels to be assigned to Lieber. The assignment of the Option Agreement for the Option Parcels under the Second Settlement Agreement requires a confirmation payment of $500,000 to be paid to a designated affiliate of GBCC upon confirmation of a plan of reorganization. This obligation was transferred to GBLLC by GBCC and is included in due to affiliates in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      GBHC performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                  Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
                                 ---------------------     ---------------------
                                    2000        1999         2000         1999
                                 --------     --------     --------     --------
Billings to affiliates           $     --     $     --     $     --     $ 24,000
Charges from affiliates           140,000      274,000      279,000      587,000

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

(7) Acquisition of Lieber Check Cashing and the Agreement for the Option Parcels

      Effective September 2, 1998, and as part of the Second Settlement Agreement, (see Note 1), GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for a payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On April 20, 1999, GBHC filed a motion with the Bankruptcy Court seeking approval to close on the Option Agreement for the Option Parcels (the "Closing Motion"). In addition, on May 6, 1999, and subject to Bankruptcy Court approval, Lieber entered into a second amendment to the Option Agreement to set the closing date as September 20, 1999, to increase the down payment by $500,000, and to provide for the right to seek certain state and local land use approvals prior to the closing date without violation of the Option Agreement (the "Amendment"). On May 10, 1999, the Bankruptcy Court granted the Closing Motion and approved the Amendment. On May 10, 1999, $500,000 was paid to the Escrow Agent under the Option Agreement as required by the Amendment. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the Option Parcels. The demolition of the existing structures was completed in 1999 and construction of the new front entrance to the Sands' facility on Pacific Avenue was completed in June 2000.

(8) Acquisition of Claridge Administration Building

      On April 5, 2000, GBHC entered into an agreement with the entities controlling the Claridge Hotel and Casino, to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the boardwalk to the Sands and the Claridge. The $2.0 million consideration has been recorded in Other Current Liabilities and Other noncurrent Liabilities of the balance sheet.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM represented that it and PPE controlled approximately 53% of the First Mortgage Notes. MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing, and accept a revised Plan incorporating the provisions of the Term Sheet. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference, the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy court decided at the status conference that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000, and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Icahn filed a joint Plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000, and PPE also filed a Plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them on June 30, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000. The hearing was conducted on June 20-23, and 27-29, 2000. On July 28, 2000 the Bankruptcy Court issued an Opinion deciding to confirm the Icahn/Committee Plan of Reorganization (the "Confirmation").

      A condition to the effective date of the Confirmation of the Icahn/Committee Plan of Reorganization is the approval by the New Jersey Casino Control Commission (the "Casino Commission"). The Casino Commission is presently scheduled to consider approval at a hearing on September 13, 2000. There can be no assurance at this time that the Plan will be approved by the Casino Commission. In the event the Plan is confirmed, continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GBHC be unable to continue as a going concern. Although management has not made a determination whether an impairment of the carrying value currently exists, future adjustments to the carrying amount of GBHC's assets may be required with respect to the fresh-start reporting which would take place on the effective date of the confirmation of the Plan.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Activities

      At June 30, 2000, GBHC had cash and cash equivalents of $24.4 million. GBHC generated cash flow from operations of $14.2 million for the six months ended June 30, 2000 compared to $10.7 million for the six months ended June 30,1999. During the first six months of 2000, GBHC utilized cash generated by its operations to fund capital additions of $9.8 million and to make obligatory investments of $1.3 million. At June 30, 2000 GBHC received cash in the amount of $329,000 pertaining to redemption of bonds from the CRDA.

      Financing Activities

      Semiannual principal payments of $2.5 million, which became due commencing in July 1997 with respect to the First Mortgage Notes, have been suspended as a result of the Chapter 11 filing. Exclusive of the First Mortgage Notes and the Subordinated Notes, which are subject to reorganization, the current portion of long-term debt due during the remainder of 2000 is $41,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Proceeds from the sale of such assets, amounting to $4,000 and $143,000 for the six months ended June 30, 2000 and 1999, respectively, were remitted to the Indenture Trustee.

      Investing Activities

      Capital expenditures for the six months ended June 30, 2000 amounted to approximately $7.8 million, including $4.3 million for the construction of the new front entrance to the Sands facility. Management anticipates that recurring capital expenditures for the remainder of 2000 will be approximately $7.5 million.

      In addition to the recurring capital expenditures the Sands spent $2 million for the six months ended June 30, 2000 for the acquisition of the Gold Store and Claridge Administration Building. Management anticipates that an additional $865,000 will be spent for the remainder of 2000 for the Gold Store and Claridge Administration Building.

      Effective September 2, 1998, and as part of the Second Settlement Agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights under the Option Agreement for the Option Parcels from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at confirmation of a plan of reorganization. During September 1998, GBHC provided Lieber with $1 million, which Lieber paid to the owner of the Option Parcels to extend the closing under the Option Agreement for the Option Parcels to September 30, 1999. On May 10, 1999, the Bankruptcy Court approved the Closing Motion filed by GBHC seeking approval to close on the Option Agreement. On May 10, 1999, an additional deposit of $500,000 was paid to the owner of the Option Parcels. The purchase price of the Option Parcels was $10 million, $2.5 million of which was paid prior to closing and $7.5 million of which was due at closing. On September 20, 1999, the closing took place under the Option Agreement and Lieber, whose sole member is GBHC, obtained title to the

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Option Parcels one of which was subject to a lease (the "Lease") and a sub-lease for the operation of a "Gold Store" (the "Sub-lease"). Demolition of the existing structures was completed in 1999 and construction of the new front entrance to the Sands' facility was completed in June 2000. GBHC obtained the rights under the Lease on March 27, 2000 for $371,000 and on the same date notified the operator of the Gold Store that GBHC had elected to exercise a 90-day cancellation provision of the Sub-lease and tendered to the sub-lessee a cancellation payment of approximately $30,000. GBHC obtained a surrender of the Sub-lease effective June 10, 2000, demolished the Gold Store, and incorporated the land as part of its new front entrance, which opened on June 23, 2000.

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

      The Sands is required by the New Jersey Casino Control Act ("Casino Act") to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. The deposits for the six months ended June 30, 2000 totaled $1.3 million and are anticipated to be approximately $1.6 million during the remainder of 2000. The Sands has agreed to donate certain of its future deposit obligations to the CRDA in connection with the construction related to the Atlantic City Boardwalk Convention Center. The projected total donation will amount to approximately $7.0 million, which will be paid over the next 12 years based on an estimate of certain of the Sands' future CRDA deposit obligations.

      Summary

      On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on both the First Mortgage Notes and the Subordinated Notes for periods subsequent to the filing has been suspended. On July 28, 2000, the Bankruptcy Court issued an Opinion deciding to confirm the Icahn/Committee Plan of Reorganization (the "Confirmation"). A condition to the effective date of the Confirmation of the Icahn/Committee Plan of Reorganization is the approval by the Casino Commission. The Casino Commission is presently scheduled to consider approval at a hearing on September 13, 2000. There can be no assurance at this time that the Plan will be approved by the Casino Commission. In the event the Plan is approved continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. Management believes that cash flows generated from operations during 2000 will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      RESULTS OF OPERATIONS

      Gaming Operations

      The following sets forth certain unaudited financial and operating data relating to the Sands' casino operations:

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                      ---------------------------------      ----------------------------------
                                                           2000               1999                2000               1999
                                                      --------------      -------------      --------------     ---------------
                                                                                ($000's, except for Units)
Units: (at end of quarter)
     Table Games        - Sands                                   91                100                  96                 100
                        - Atlantic City (ex. Sands)            1,228              1,271               1,235               1,273
     Slot Machines      - Sands                                1,901              1,999               1,925               2,005
                        - Atlantic City                       33,655             33,906              33,453              33,807

Gross Wagering (1)
     Table Games        - Sands                       $      111,810      $     113,688      $      221,450     $       216,426
                        - Atlantic City                    1,780,550          1,803,888           3,473,531           3,391,974
     Slot Machines      - Sands                              535,716            524,663           1,020,421             963,505
                        - Atlantic City                    9,018,824          8,707,330          17,352,844          16,321,747

Hold Percentages (2)(3)
     Table Games        - Sands                                14.9%              15.1%               15.1%               16.2%
                        - Atlantic City                        16.4%              15.5%               16.0%               15.7%
     Slot Machines      - Sands                                 7.8%               8.0%                7.8%                8.0%
                        - Atlantic City                         8.3%               8.3%                8.2%                8.2%

Revenues (2)
     Table Games        - Sands                       $       16,666      $      17,110     $        33,325     $        35,069
                        - Atlantic City                      292,695            279,109             554,256             531,289
     Slot Machines      - Sands                               41,640             42,108              79,030              76,858
                        - Atlantic City                      746,066            722,043           1,425,465           1,345,135
     Other (4)          - Sands                                  770                814               1,566               1,509
                        - Atlantic City                          N/A                N/A                 N/A                 N/A

----------
(1) Gross wagering consists of the total value of coins wagered in slot machines (the "handle") and the total value of chips purchased for table games (the "drop") excluding poker.
(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".
(3) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; industry percentages have been calculated based on information made available by the Casino Commission and are possibly higher than if computed on the accrual basis.
(4)   Consists of revenues from poker and simulcast horse racing wagering.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Patron Gaming Volume

      Table game drop decreased by $1.9 million (1.7%), during the three month period ended June 30, 2000 compared with the same period of 1999. However, table game drop increased by $5.0 million (2.3%) during the six month period ended June 30, 2000 compared with the same period of 1999. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same periods reflected a decrease of 1.3% and increase of 2.4%, respectively. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry [the "industry"] aggregate table game drop) remained unchanged at 5.9% and 6.0% for the three and six months ended June 30, 2000 as compared to the same time periods in 1999. The Sands table game drop increase for the six months ended June 30, 2000 is attributable to an increased volume of play from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash and/or complimentary rooms, food, beverage, entertainment and gifts ("rated players").The Sands table game drop decrease for the three months ended June 30, 2000 is attributable to the "unrated players" segment. The number of table games did not change significantly at the Sands. Aggregate gaming space at all other Atlantic City casinos decreased by approximately 41,300 square feet at June 30, 2000 compared to 1999 due to the closure of a portion of a competing facility. The amount of gaming space at the Sands remained virtually unchanged between periods.

      Slot machine handle increased $11.1 million (2.1%) and $56.9 million (5.9%), respectively, during the three and six month periods ended June 30, 2000 compared with the same periods of 1999. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos during the three and six months ended June 30, 2000 was 3.6% and 6.3% compared with the same period in 1999. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle remained virtually unchanged at 5.6% for the six months ended June 30, 2000 and 1999. The Sands' market share of slot machine handle as a percentage of total industry slot handle decreased slightly for the three months ended June 30, 2000 compared to 1999 from 5.7% to 5.6%. The increased Sands slot handle during 2000 is primarily attributable to an increased volume of play from both rated and unrated players. The amount of available gaming space did not change at the Sands from the second quarter of 1999 to the second quarter of 2000, but the number of slot machines decreased slightly. On an industry-wide basis, the number of slot machines decreased slightly in 2000 compared to 1999 due to the closure of a portion of a competing casino. During the last half of 1998 and in 1999, approximately 700 older or less popular slot machines were replaced with new and more popular machines as part of the Sands capital expenditure program approved by the Bankruptcy Court in March 1998.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth the changes in operating revenues and expenses (unaudited) for the three and six month periods ended June 30, 2000 and 1999:

                                   Three Months Ended June 30,                           Six Months Ended June 30,
                             -----------------------------------------------     ---------------------------------------------
                                                               $        %                                      $          %
                                2000           1999        Variance   Change       2000         1999       Variance     Change
                             ----------     ----------     --------   ------     ---------    ---------    --------     ------
                                                                           ($000's)
Revenues:
Casino                       $   59,076     $   60,032     $  (956)    (1.6)     $ 113,921    $ 113,436    $    485       0.4
Rooms                             2,422          2,419           3      0.1          4,591        4,438         153       3.4
Food and Beverage                 6,740          6,733           7      0.1         13,267       12,994         273       2.1
Other                             1,084          1,267        (183)   (14.4)         2,164        2,681        (517)    (19.3)

Promotional Allowances            5,717          5,564         153      2.7         11,549       10,735         814       7.6

Costs and Expenses:
Casino                           48,850         49,510        (660)    (1.3)        95,785       96,976      (1,191)     (1.2)
Rooms                               781            812         (31)    (3.8)         1,458        1,577        (119)     (7.5)
Food and Beverage                 2,200          2,658        (458)   (17.2)         4,152        4,990        (838)    (16.8)
Other                               817            927        (110)   (11.9)         1,626        1,881        (255)    (13.6)
General and Administrative        2,658          2,843        (185)    (6.5)         5,070        5,526        (456)     (8.3)
Depreciation and Amortization     2,969          2,950          19      0.6          6,058        5,807         251       4.3

Income from Operations            5,330          5,187         143      2.8          8,245        6,057       2,188      36.1

Non-operating items, net          1,035            197         838    425.4          2,175          577       1,598     276.9
Income Tax Provision              1,596             --       1,596      N/A          2,235          --        2,235       N/A

      Revenues

      Casino revenues decreased $956,000 due to decreased table and slot hold percentages for the three months ended June 30, 2000 compared with the same period in 1999. Casino revenues increased slightly for the six months ended June 30, 2000 compared to the same period in 1999 due to increased table drop and slot handle, however the table drop and slot handle increases were offset by decreased table and slot hold percentages

      Rooms revenue increased $153,000 as a result of higher occupancy partially offset by a decrease in the average daily room rate (ADR) for the six months ended June 30, 2000 compared to the same period in 1999. Rooms revenue did not change significantly during the three months ended June 30, 2000 compared to the same period in 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Food and beverage revenues increased $273,000 for the six month period ended June 30,2000 compared to 1999 due to an increase in revenue per cover ("average check"). Food and Beverage revenue did not change significantly during the three month period ended June 30, 2000 compared to 1999.

      Other revenues decreased $183,000 and $517,000 for the three and six month periods ended June 30, 2000 compared with the same periods in 1999 as a result of a decrease in the number of theatre entertainment offerings.

      Promotional Allowances

      Promotional allowances represent the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues, these allowances increased to 55.8% during the three month period ended June 30, 2000 from 53.4% during the same period of 1999. Such allowances increased to 57.7% from 53.4% during the six month period ended June 30, 2000 as compared to the same period of 1999. The increase is primarily attributable to additions to and changes in marketing programs and other promotional activities that resulted in the increased gaming volume from rated players and is offset by reductions in casino expenses for marketing programs.

      Departmental Expenses

      Casino expenses decreased at the Sands during the three and six month periods ended June 30, 2000 compared with the same periods in 1999 as a result of management's ongoing efforts to create operating efficiencies in casino marketing.

      Rooms expense decreased during the three and six month periods ended June 30, 2000 compared with the same periods in 1999 in part from an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary bases. Also, rooms expense decreased due to a decrease in operating costs being partially offset by an increase in payroll and benefits

      Food and beverage expense decreased during the three and six month periods ended June 30, 2000 compared with the same periods in 1999. These decreases are due to an increase in the allocation of food and beverage expense to casino expense due to a higher percentage of food and beverage being provided on a complimentary basis to rated players.

      Other expenses decreased during the three and six month periods ended June 30, 2000 compared with the same periods in 1999 as a result of decreased costs associated with theatre entertainment and payroll and benefits savings. Those decreases were partially offset by a lower allocation of other expenses to casino expense.

      General and Administrative Expenses

      General and administrative expenses decreased during the three and six month periods ended June 30, 2000 compared with the same periods in 1999. The decreases for the three and six months ended were due to higher than normal repairs and maintenance costs in 1999 and reduced insurance and utility costs in 2000.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Depreciation and Amortization

      Depreciation and amortization expense increased as a result of capital additions including the rooms renovations and 700 new slot machines which were on line for the entire six months in 2000 vs. 1999.

      Interest Income and Expense

      Interest income increased during the three and six month periods June 30, 2000 compared to the same period in 1999. The increases were due to payments received on obligatory investments that were previously reserved. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is recorded as a reduction of reorganization costs.

      Interest expense increased during the three and six month periods ended June 30, 2000 compared to the same period in 1999. The increases were due primarily to the recognition of interest expense on the future CRDA donation liability. As a result of the Chapter 11 filing, the accrual of interest expense on the First Mortgage Notes, the Subordinated Notes and other affiliate advances for periods subsequent to the filing has been suspended.

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

      At June 30, 2000, GBHC has deferred tax assets including state net operating losses and Federal credit carryforwards. The net operating losses ("NOL's") do not expire before the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. The availability of the NOL's and credit carryforwards will be subject to the tax consequences of the plan of reorganization that has been confirmed and becomes effective. In addition, as provided in the Second Settlement Agreement GBCC may utilize NOL's of GBHC through December 31, 1998 to offset federal taxable income ("Federal NOL's") of GBCC and other members of the consolidated tax group. Representatives of HCC and GBCC originally advised GBHC in March 1999 that GBHC should have approximately $13 million in Federal NOL's available subsequent to December 31, 1998. Subsequent adjustments recognized by GBHC and reported to GBCC attributable to the year ended December 31, 1997 reduced the available Federal NOL's. GBCC advised GBHC in February 2000 that a portion of the Debtors' Federal NOL's were utilized in the 1998 GBCC group consolidated federal income tax return. However, GBCC also notified GBHC in February 2000 that all of the Debtors' Federal NOL's attributable to periods prior to January 1, 1997 will be utilized to shield certain additional excess loss account adjustments attributable to the Spin Off, which may result

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                             (Debtors-in-Possession)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

in available Federal NOL's in 1999 being reduced to approximately $4.4 million. GBHC is in the process of examining the propriety of the use of its pre-1997 NOL's. GBHC expects that these remaining Federal NOL's will be utilized in the 1999 federal tax return. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by GBHC in January 1998, management is unable to determine that realization of GBHC's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 2000. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's.

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

      On November 3, 1999, the Debtors received notice from Merrill Lynch Asset Management ("MLAM") that MLAM and Park Place Entertainment Corporation ("PPE") had reached an agreement on a term sheet under which PPE would sponsor a plan of reorganization of GBHC (the "Term Sheet"). MLAM requested that the Debtors agree to seek to adjourn the Confirmation Hearing. The Debtors agreed to seek the adjournment. On November 9, 1999, the Bankruptcy Court granted the adjournment and set December 1, 1999 as a status conference for a report by the Debtors on the status of their due diligence and evaluation of the provisions of the Term Sheet. Following the December 1, 1999 status conference , the Bankruptcy Court set December 22, 1999 as a final status conference for the Debtors to report on their due diligence and evaluation of the Term Sheet. Entities controlled by Carl Icahn ("Icahn") submitted a competing bid for a Plan of Reorganization of the Debtors prior to the December 22, 1999 status conference. The Bankruptcy Court decided that PPE and Icahn should submit competing Plans of Reorganization and Supplemental Disclosure Statements with the Debtors submitting a Master Disclosure Statement by January 18, 2000 and that the Bankruptcy Court would conduct a hearing on February 16, 2000 to consider the adequacy of the Disclosure Statements. Ichan filed a joint plan with the Official Committee of Unsecured Creditors (the "Committee") on January 18, 2000 and PPE also filed a plan on the same date. The Bankruptcy Court conducted a hearing on the adequacy of the Disclosure Statements on February 16, 2000. The Bankruptcy Court directed Icahn and the Committee and PPE to file amended Plans and Supplemental Disclosure Statements with their final economic offers to the creditors by March 6, 2000, and scheduled a further adequacy hearing for March 23, 2000. At that hearing, the Bankruptcy Court directed Icahn and the Committee and PPE to make certain revisions to their amended Plans and Supplemental Disclosure Statements and file them by March 31, 2000, and scheduled April 5, 2000 as a hearing date for the Bankruptcy Court to determine if any further changes to the Supplemental Disclosure Statements would be directed to be made by the Bankruptcy Court. At the hearing on April 5, 2000, the Bankruptcy Court approved the Debtors' Master Disclosure Statement, approved the Supplemental Disclosure Statements of Icahn and the Committee and of PPE subject to their making certain revisions, and established June 5, 2000 as the deadline for creditors to deliver their votes for or against the Plans and June 19, 2000 as the beginning of the confirmation hearing. Subsequently, the Bankruptcy Court adjourned the confirmation hearing to June 20, 2000. The hearing was conducted on June 20-23, and 27-29, 2000. On July 28, 2000 the Bankruptcy Court issued an Opinion deciding to confirm the Icahn/Committee Plan of Reorganization (the "Confirmation").

Item 3. Defaults Upon Senior Securities

      As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of First Mortgage Notes issued by GB Property Funding are in default. The debt service payments due subsequent to January 5, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the First Mortgage Notes, must be remitted to the Indenture Trustee as reductions to the outstanding principal of the First Mortgage Notes. Through August 11, 2000, $524,000 has been remitted to the Indenture Trustee as the proceeds on the sale of furniture and equipment. The accrual of interest on the First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $61,171,000 as of August 11, 2000.

Item 6.(a) - Exhibits

Item 6.(b) - Reports on Form 8-K

      The Registrants did not file any reports on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GB HOLDINGS, INC.
                                                 GB PROPERTY FUNDING CORP.
                                                        Registrants


Date: August 14, 2000                          By: /s/ Timothy A. Ebling
     --------------------------                   ------------------------------
                                                       Timothy A. Ebling
                                                Executive Vice President, Chief
                                                Financial Officer and Principal
                                                      Accounting Officer