Form 10-Q
period 2000-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2000-11-14
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 33-69716
                       --------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                75-2502290
              DELAWARE                                75-2502293
             NEW JERSEY                               22-2242014
----------------------------------------    ------------------------------------
(States or other jurisdictions of                  (I.R.S. Employer
incorporation or organization)                   Identification No.'s)

      c/o Sands Hotel & Casino
   Indiana Avenue & Brighton Park
     Atlantic City, New Jersey                           08401
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (Zip Code)

(Registrants" telephone number, including area code): (609) 441-4517
                                                     ---------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Registrant                          Class              Outstanding at November 13, 2000
---------------------------------   -----------------------------   --------------------------------
    GB Property Funding Corp.       Common stock, $1.00 par value              100 shares
        GB Holdings, Inc.            Common stock, $.01 par value           9,999,994 shares
Greate Bay Hotel and Casino, Inc.     Common stock, no par value               100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          September 30,     December 31,
                                                              2000              1999
                                                         -------------     -------------
                                                          (Unaudited)       (Audited)
Current Assets:
     Cash and cash equivalents                           $  85,678,000     $  20,897,000
     Accounts receivable, net of allowances
        of $10,366,000 and $11,413,000, respectively         8,411,000         9,864,000
     Inventories                                             2,590,000         3,784,000
     Deferred income taxes                                   7,196,000         3,478,000
     Prepaid expenses and other current assets               3,723,000         2,502,000
                                                         -------------     -------------

        Total current assets                               107,598,000        40,525,000
                                                         -------------     -------------

Property and Equipment:
     Land                                                   54,654,000        50,777,000
     Buildings and improvements                             78,801,000       185,508,000
     Operating equipment                                    16,795,000       108,260,000
     Construction in progress                                3,252,000         2,295,000
                                                         -------------     -------------

                                                           153,502,000       346,840,000
     Less - accumulated depreciation and
        amortization                                                --      (189,805,000)
                                                         -------------     -------------

     Net property and equipment                            153,502,000       157,035,000
                                                         -------------     -------------

Other Assets:
     Obligatory investments, net of allowances of
        $9,806,000 and $9,122,000, respectively              9,286,000         8,386,000
     Other assets                                            2,290,000         2,470,000
                                                         -------------     -------------

        Total other assets                                  11,576,000        10,856,000
                                                         -------------     -------------

                                                         $ 272,676,000     $ 208,416,000
                                                         =============     =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDER'S EQUITY/(DEFICIT)

                                                                September 30,      December 31,
                                                                    2000               1999
                                                                -------------     -------------
                                                                 (Unaudited)        (Audited)
Current Liabilities:
     Current maturities of long-term debt                       $     483,000     $      79,000
     Accounts payable                                               6,026,000         4,849,000
     Accrued liabilities -
        Salaries and wages                                          4,151,000         3,458,000
        Reorganization costs                                        2,385,000         1,843,000
        Insurance                                                   2,335,000         1,872,000
        Other                                                       6,134,000         5,879,000
     Due to affiliates                                                290,000         1,099,000
     Other current liabilities                                      3,957,000         4,322,000
                                                                -------------     -------------

        Total current liabilities                                  25,761,000        23,401,000
                                                                -------------     -------------

Liabilities Subject to Compromise (Note 4)                                 --       217,028,000
                                                                -------------     -------------

Long-Term Debt                                                    110,375,000           839,000
                                                                -------------     -------------

Deferred Taxes and Other Noncurrent Liabilities                    11,540,000         6,741,000
                                                                -------------     -------------

Commitments and Contingencies

Shareholder's Equity/(Deficit):
     New common stock, $.01 par value per share; 20,000,000
       shares authorized; 9,999,994 shares outstanding                100,000                --
     Old common stock, $1.00 par value per share;
        1,000 shares authorized and outstanding                            --             1,000
     Additional paid-in capital                                   124,900,000        27,946,000
     Accumulated deficit                                                   --       (67,540,000)
                                                                -------------     -------------

        Total shareholder's equity/(deficit)                      125,000,000       (39,593,000)
                                                                -------------     -------------

                                                                $ 272,676,000     $ 208,416,000
                                                                =============     =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                        September 30,
                                                                ------------------------------
                                                                    2000              1999
                                                                ------------      ------------
                                                                 (Unaudited)      (Unaudited)
Revenues:
      Casino                                                    $ 63,810,000      $ 61,746,000
      Rooms                                                        2,582,000         2,444,000
      Food and beverage                                            7,855,000         7,857,000
      Other                                                        1,385,000         1,818,000
                                                                ------------      ------------

                                                                  75,632,000        73,865,000
      Less - promotional allowances                               (6,820,000)       (6,988,000)
                                                                ------------      ------------

         Net revenues                                             68,812,000        66,877,000
                                                                ------------      ------------

 Expenses:
      Casino                                                      53,302,000        52,496,000
      Rooms                                                          648,000           572,000
      Food and beverage                                            2,533,000         2,888,000
      Other                                                        1,224,000         1,146,000
      General and administrative                                   2,593,000         2,744,000
      Depreciation and amortization, including write-off
         of CRDA obligations                                       3,356,000         6,420,000
                                                                ------------      ------------

         Total expenses                                           63,656,000        66,266,000
                                                                ------------      ------------

 Income from operations                                            5,156,000           611,000
                                                                ------------      ------------

 Non-operating income (expense):
      Interest income                                                170,000           262,000
      Interest expense (contractual interest of $5,515,000
         and $5,519,000, respectively, for the three months
         ended September 30, 2000 and 1999)                         (179,000)         (181,000)
      Reorganization and other related costs                        (481,000)         (486,000)
      Gain on disposal of assets                                          --           118,000
                                                                ------------      ------------

         Total non-operating expense, net                           (490,000)         (287,000)
                                                                ------------      ------------

 Income before income taxes and extraordinary item                 4,666,000           324,000
      Income tax benefit                                           2,235,000                --
      Extraordinary gain on prepetition debt discharge            14,795,000                --
                                                                ------------      ------------

 Net income                                                     $ 21,696,000      $    324,000
                                                                ============      ============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Nine Months Ended
                                                                      September 30,
                                                             --------------------------------
                                                                 2000               1999
                                                             -------------      -------------
                                                              (Unaudited)        (Unaudited)
Revenues:
      Casino                                                 $ 177,731,000      $ 175,182,000
      Rooms                                                      7,173,000          6,882,000
      Food and beverage                                         21,122,000         20,851,000
      Other                                                      3,549,000          4,499,000
                                                             -------------      -------------

                                                               209,575,000        207,414,000
      Less - promotional allowances                            (18,368,000)       (17,723,000)
                                                             -------------      -------------

         Net revenues                                          191,207,000        189,691,000
                                                             -------------      -------------

 Expenses:
      Casino                                                   149,087,000        149,472,000
      Rooms                                                      2,106,000          2,149,000
      Food and beverage                                          6,685,000          7,878,000
      Other                                                      2,851,000          3,027,000
      General and administrative                                 7,663,000          8,270,000
      Depreciation and amortization, including write-off
        of CRDA obligations                                      9,414,000         12,227,000
                                                             -------------      -------------

         Total expenses                                        177,806,000        183,023,000
                                                             -------------      -------------

 Income from operations                                         13,401,000          6,668,000
                                                             -------------      -------------

 Non-operating income (expense):
      Interest income                                              518,000            520,000
      Interest expense (contractual interest of
         $16,545,000 and $16,562,000, respectively,
         for the nine months ended September 30,
         2000 and 1999)                                           (366,000)          (221,000)
      Reorganization and other related costs                    (2,807,000)        (1,420,000)
      Gain/(loss) on disposal of assets                            (10,000)           257,000
                                                             -------------      -------------

         Total non-operating expense, net                       (2,665,000)          (864,000)
                                                             -------------      -------------

 Income before income taxes and extraordinary item              10,736,000          5,804,000
      Income tax provision                                              --                 --
      Extraordinary gain on prepetition debt discharge          14,795,000                 --
                                                             -------------      -------------

 Net income                                                  $  25,531,000      $   5,804,000
                                                             =============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended  Nine Months Ended
                                                                   September 30,     September 30,
                                                                       2000              1999
                                                                -----------------  -----------------
                                                                    (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
      Net income                                                   $ 25,531,000      $  5,804,000
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Extraordinary gain on prepetition debt discharge           (14,795,000)               --
         Depreciation and amortization                                9,414,000        12,227,000
         (Gain)/loss on disposal of assets                               10,000          (257,000)
         Provision for doubtful accounts                              1,637,000         1,696,000
         Increase in accounts receivable                               (184,000)       (2,215,000)
         Increase in accounts payable and accrued expenses            2,975,000         3,093,000
         Net change in other current assets and liabilities          (2,240,000)       (1,537,000)
         Net change in other noncurrent assets and liabilities       (6,410,000)         (220,000)
                                                                   ------------      ------------

            Net cash provided by operating activities                15,938,000        18,591,000
                                                                   ------------      ------------

 INVESTING ACTIVITIES:
      Purchase of property and equipment                            (14,422,000)      (15,146,000)
      Proceeds from disposal of assets                                   13,000           257,000
      Obligatory investments                                         (1,684,000)       (2,014,000)
                                                                   ------------      ------------

         Net cash used in investing activities                      (16,093,000)      (16,903,000)
                                                                   ------------      ------------

 FINANCING ACTIVITIES:

      Proceeds from issuance of common stock                         65,000,000                --
      Repayments of long-term debt                                      (64,000)         (199,000)
                                                                   ------------      ------------

         Net cash provided by/(used in) financing activities         64,936,000          (199,000)
                                                                   ------------      ------------

         Net increase in cash and cash equivalents                   64,781,000         1,489,000
            Cash and cash equivalents at beginning of period         20,897,000        23,844,000
                                                                   ------------      ------------

            Cash and cash equivalents at end of period             $ 85,678,000      $ 25,333,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization is PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant asset is its investment in GBHC, and as of the Effective Date, defined below, $59.3 million in cash (see Note 2). Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

      On January 5, 1998, GBHC, Holdings and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River (the "Plan") for the Debtors. High River ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note 2). All material conditions precedent to the Plan becoming binding were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and include disclosure of liabilities subject to compromise (see
Note 4). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, Holdings' has adopted "fresh start reporting" in the preparation of the accompanying September 30, 2000 consolidated financial statements. Holdings' emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entity.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

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

      Historically, the Sands' gaming operations have been highly seasonal in nature with the peak activity occurring from May through September. Consequently, the results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results to be reported for the full year.

      The consolidated financial statements of Holdings as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements, as adjusted for the adoption of "fresh start reporting" as required by SOP 90-7, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Holdings as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Holdings' 1999 Annual Report on Form 10-K.

(2)   Financial Reorganization

      On the Effective Date, Holdings' existing securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were canceled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

shares of the New Common Stock (the "Stock Distribution"). The general unsecured claims were satisfied by a cash payment of $5,360,000 to the unsecured creditors fund (the "Fund") on the Effective Date. The Fund Administrator is unrelated to Holdings and each holder of an unsecured claim will be entitled to its pro rata share of the Fund. The pro rata share will depend on the total allowed unsecured claims and the allowance of additional unsecured claims by the Bankruptcy Court will not require any additional payment into the Fund. Allowed priority claims in the amount of $335,000 were paid in full on the Effective Date. Holders of Intercompany Note claims were satisfied in full by an allocation of approximately 995,079 shares of New Common Stock. However, pursuant to Section 510 of the Bankruptcy Code, all New Common Stock so allocated was distributed to Holders of Old Notes on account of and pursuant to the subordination provisions of the Intercompany Notes. Those shares are included in the Stock Distribution. Holders of any other subordinated claims received no distribution in respect of their claims. The discharge and satisfaction of all claims has resulted in a gain of $14,795,000, which has been reflected as an extraordinary item on the September 30, 2000 consolidated statement of operations. At the Effective Date, and under the terms of the High River Stock Purchase Agreement, as defined in the Plan, High River purchased 4,625,000 shares of the New Common Stock for $65 million in cash. As a result of the stock purchase under the High River Stock Purchase Agreement and the Stock Distribution, entities controlled by Carl C. Icahn will hold approximately 64.7% of the New Common Stock and 34.4% of the New Notes.

      On the Effective Date, Carl C. Icahn, Robert J. Mitchell, Martin Hirsch, and Michael L. Ashner, (independent director) were elected to the Board of Directors of Holdings. Also, on the Effective Date, John P. Saldarelli was elected as a member of the Board of Directors of Holdings subject to qualification by the Commission and Robert J. Mitchell resigned as a member of the Board of Directors of Holdings effective upon the qualification of Mr. Saldarelli by the Commission. On October 3, 2000, Frederick H. Kraus and Timothy
A. Ebling resigned as members, and Alfred J. Luciani was elected as a member of the Board of Directors of Holdings.

      Pursuant to SOP 90-7, "fresh start reporting" has been reflected as of September 30, 2000 in the accompanying consolidated financial statements because: (i) the sum of the allowed claims, plus postpetition liabilities, exceeded the reorganization value of the preconfirmation assets of the emerging entity and (ii) Holdings experienced a change of control (as defined in SOP 90-7). SOP 90-7 requires under these circumstances the creation of a new reporting entity and the recordation of assets and liabilities at their fair values. In support of the restructuring process, the Debtors retained an independent third party to determine, among other things, the value of the equity of Holdings. This independent third party set the value of the equity between a range of $11 and $14 per share. The Bankruptcy Court, considering the testimony of that third party and others offered at the confirmation hearing on the plan, accepted this range and used the mid-point of $12.50 per share for the purpose of determining the value of the unsecured portion of the claim of the holders of the Old Notes. For these reasons, Holdings has set the value of the post confirmation assets of the reorganized entity based upon that value of the equity and the New Notes and by the post petition liabilities assumed. The resulting difference in asset value has been allocated to long term assets based upon a pro rata determination of their fair values, as required by SOP 90-7.

      The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 30, 2000 consolidated financial statements. Holdings' post confirmation consolidated balance sheet as of

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

September 30, 2000 reflects the adoption of "fresh start reporting" and becomes the opening balance sheet for the "reorganized" corporation.

      The effect on the consolidated balance sheet as of September 30, 2000 of the adoption of "fresh start reporting" is reflected in the following table:

                Adjustments to Record the Plan of Reorganization
                                    ($000's)

                                      Preconfirmation                                   Post Confirmation
                                       Consolidated    Reorganization     Fresh Start     Consolidated
                                       Balance Sheet     Adjustments      Adjustments     Balance Sheet
                                      ---------------  --------------     -----------   -----------------
Assets
Current Assets:
     Cash & cash equivalents             $  26,373        $  59,305        $      --        $  85,678
     Accounts receivable, net                8,411               --               --            8,411
     Other current assets                    9,699            3,810               --           13,509
                                         ---------        ---------        ---------        ---------
Total  Current Assets                       44,483           63,115               --          107,598
                                         ---------        ---------        ---------        ---------
Property & Equipment, net                  165,090               --          (11,588)         153,502
                                         ---------        ---------        ---------        ---------
Other Assets                                11,576               --               --           11,576
                                         ---------        ---------        ---------        ---------
Total Assets                             $ 221,149        $  63,115        $ (11,588)       $ 272,676
                                         =========        =========        =========        =========
Liabilities & Shareholders'
    Equity (Deficit)
Current Liabilities:
     Current maturities of
       long term debt                    $     483        $      --        $      --        $     483
     Accounts payable                        6,026               --               --            6,026
     Accrued expenses                       15,295               --               --           15,295
     Other current liabilities               3,957               --               --            3,957
                                         ---------        ---------        ---------        ---------
Total Current Liabilities                   25,761               --               --           25,761
                                         ---------        ---------        ---------        ---------
Liabilities Subject to Compromise          216,140         (216,140)              --               --
                                         ---------        ---------        ---------        ---------
Long Term Debt                                 375          110,000               --          110,375
                                         ---------        ---------        ---------        ---------
Deferred Taxes and Other                     7,730            3,810               --           11,540
                                         ---------        ---------        ---------        ---------
Total Liabilities                          250,006         (102,330)              --          147,676
                                         ---------        ---------        ---------        ---------
Shareholders' Equity (Deficit):
     Common stock - old                          1               (1)              --               --
     Common stock - new
       (10,000,000 shares)                      --              100               --              100
     Additional paid in capital             27,946          150,551          (53,597)         124,900
     Accumulated earnings (deficit)        (56,804)          14,795           42,009               --
                                         ---------        ---------        ---------        ---------
Total Shareholders' Equity (Deficit)       (28,857)         165,445          (11,588)         125,000
                                         ---------        ---------        ---------        ---------
Total Liabilities & Shareholders'
     Equity (Deficit)                    $ 221,149        $  63,115        $ (11,588)       $ 272,676
                                         =========        =========        =========        =========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(3)   Long-Term Debt and Pledge of Assets

      Long-term debt is comprised of the following:

                                               September 30,       December 31,
                                                   2000                2000
                                               -------------      -------------

10 7/8% first mortgage, notes due 2004 (a)     $          --        181,980,000
14 5/8% affiliate loan, due 2005 (b)                      --         10,000,000
11% first mortgage notes, due 2005 (c)           110,000,000                 --
Lieber mortgage (d)                                  466,000            513,000
Other                                                392,000            405,000
                                               -------------      -------------

     Total                                       110,858,000        192,898,000
Less - current maturities                           (483,000)           (79,000)
Less - debt subject to compromise (Note 4)                --       (191,980,000)
                                               -------------      -------------

     Total long-term debt                      $ 110,375,000            839,000
                                               =============      =============
----------

(a) On February 17, 1994, GBHC obtained the net proceeds from the sale by GB Property Funding of the Old Notes. Interest on the Old Notes accrued at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Thereafter, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Holdings acquired $2,500,000 face amount of Old Notes at a discount in May 1997, which it used to make its July 15, 1997 principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on the Old Notes for periods subsequent to the filing were suspended. As a result of the Confirmation Order and the occurrence of the Effective Date, the Old Notes have been satisfied and discharged (see Note 2).

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions of the outstanding principal of the Old Notes. Proceeds from the sale of such assets amounting to $4,000 and $263,000, for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reductions in principal in accordance with the order of the Bankruptcy Court, the Indenture Trustee advised Holdings (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the Indenture in partial satisfaction of the fees and expenses incurred by the Indenture Trustee in the Chapter 11 proceeding and (ii) that the Indenture Trustee has included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(b) On February 17, 1994, PRT Funding Corp. ("PRT"), then an affiliate, loaned GBHC $10,000,000 under a promissory note (the "PRT Subordinated Note"), which was subordinated to the Old Notes. The PRT Subordinated Note was due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, payable semiannually. Interest had been paid only through February 17, 1996. Repayment of the PRT Subordinated Note and the payment of the related interest were subject to any setoffs and defenses available under the Bankruptcy Code and applicable law. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 was suspended. As a result of the confirmation of a certain plan of reorganization of PRT in October 1999, the PRT Subordinated Note was transferred to GBLLC, whose sole member is PPI. As a result of the Confirmation Order and the occurrence of the Effective Date, the PRT Subordinated Note was satisfied and discharged (see Note 2).

(c) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan (see Note 2), the Old Notes were canceled and replaced with $110,000,000 of 11% first mortgage notes due 2005. Interest on the New Notes is payable on each March 29 and September 29, beginning March 29, 2001. The outstanding principle is due on September 29, 2005. The New Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash of Holdings and GBHC.

      The indenture for the New Notes contains various provisions which, among other things, restrict the ability of Holdings and GBHC to incur certain senior secured indebtedness beyond certain limitations, to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

(d)   On September 2, 1998 GBHC acquired the membership interests in Lieber (see
      Note 8) which owned a certain parcel of land on Pacific Avenue in Atlantic City until transferring it to GBHC in September, 2000. Principal mortgage indebtedness at the time of the acquisition was $591,000 and the indebtedness bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten-year amortization schedule. The balance of the note is due in July 2001.

      Scheduled payments of long-term debt as of September 30, 2000 are set forth below:

               2000 (three months)                  $       20,000
               2001                                        467,000
               2002                                         19,000
               2003                                         21,000
               2004                                         23,000
               Thereafter                              110,308,000
                                                    --------------
                  Total                             $  110,858,000
                                                    ==============

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

      Interest paid amounted to $57,000 and $60,000, respectively, for the nine months ended September 30, 2000 and 1999. At December 31, 1999, accrued interest on the Old Notes in the amount of $9,373,000 is included with liabilities subject to compromise on the accompanying consolidated balance sheets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(4)   Liabilities Subject to Compromise

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, liabilities subject to compromise were discharged as of the Effective Date (see Note 2). Liabilities subject to compromise consisted of the following at December 31, 1999:

                                                              December 31,
                                                                  1999
                                                              ------------

      Accounts payable and accrued liabilities                $  6,811,000
      First Mortgage Notes (Note 3)                            181,980,000
      PRT Subordinated Note (Note 3)                            10,000,000
      Borrowings from affiliate (Note 6)                         5,000,000
      Accrued interest (Notes 3 and 6)                          12,855,000
      Due to affiliates                                            382,000
                                                              ------------

         Total                                                $217,028,000
                                                              ============

(5)   Income Taxes

      Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC.

      Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the non-deductibility for income tax purposes of certain items, including certain reorganization, meals and entertainment, and other expenses. Holdings paid federal income taxes in the amount of $937,000 and $205,000, respectively, for the three month periods ended September 30, 2000 and 1999 and $937,000 and $255,000, respectively, during the nine month periods ended September 30, 2000 and 1999. Holdings made no state income tax payments during the three and nine month periods ended September 30, 1999. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, Holdings made a state income tax payment in September 2000 in the amount of $249,000 in satisfaction of a priority claim under the bankruptcy proceedings for the years 1993 through 1995.

      Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes, and differences in the timing of deductions taken between tax and financial reporting purposes

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

for contributions of, and adjustments to, the carrying value of certain investment obligations and for other accruals.

      At September 30, 2000, Holdings and its subsidiaries have deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") do not expire before the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, Holdings had approximately $2.8 million in Federal NOL's which were all utilized in the 1999 consolidated federal tax return of Holdings. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 2000. In accordance with SOP 90-7 any subsequent reduction in the deferred tax asset valuation allowance that exists at the date that "fresh start reporting" was adopted should be credited directly to equity. In the event that Holdings' recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the Effective Date, such tax benefit will be reported as a direct addition to contributed capital.

      Sales or purchases of Holdings' New Common Stock could cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of Holdings to utilize its tax attributes in later tax periods.

      The Internal Revenue Service has completed an examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings was included. The results of this examination resulted in a reduction of Federal NOL's of Holdings prior to the Deconsolidation. However, since the Federal NOL's were fully reserved for as required by SFAS 109, this reduction did not impact Holdings statement of operations for the period as reported. The Internal Revenue Service is continuing to examine the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which Holdings' was included (the "Audit"). During 1998, HCC reported that it may be required to file an amended federal tax return for calendar year 1996 and that it may experience a material increase in income tax liability as a result of the dividend by HCC to its shareholders of approximately 80% of the common stock of GBCC (the "Spin Off"). However, as part of a certain settlement agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due that are attributable to the Spin Off without contribution from the Debtors. Representatives of HCC advised GBHC that the HCC group's NOL's will first be used to shield Audit adjustments relating to the years 1993 through 1996 before being used to offset excess loss account adjustments occurring at December 31, 1996 as a result of the Spin-Off. In November 2000, HCC reported in its September 30, 2000 SEC Form 10-Q that the results of the Audit will not have a material adverse effect on its consolidated position or results of its operations. In August 2000, GBCC reported in its

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

June 30, 2000 SEC Form 10-Q that the allocation of tax attributes to the entities consolidated with HCC cannot be determined until the Audit is completed. GBCC also reported that due to the inclusion of Holdings and its subsidiaries in the consolidated returns an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. Any such claim will be subject to the terms of a certain settlement agreement. While this disclosure by GBCC is contrary to prior representations made by HCC and GBCC to Holdings, such disclosure causes management to be presently unable to estimate the ultimate impact of the Audit on the consolidated financial position or results of operations of Holdings. The Debtors are dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's.

      The State of New Jersey is currently examining the state income tax return of GBHC for the years 1995 through 1998. However, if the audit results in an additional tax liability for the years 1995 through 1997, the State of New Jersey may be barred from asserting the additional claim, if any, as a result of the Confirmation Order.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, Holdings outstanding debt was discharged (see Note 2). Pursuant to Section 108 of the Internal Revenue Code, debt that is canceled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the Debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Management currently estimates that approximately $14.3 million of Holdings federal and state tax attributes relating to the tax bases of noncurrent assets will be reduced as of January 1, 2001.

(6)   Transactions with Related Parties

      Prior to July 8, 1998, an indirect subsidiary of GBCC was responsible for the operations of GBHC under a management agreement. Under the agreement, the indirect subsidiary was entitled to receive certain fees determined by gross operating profit. Effective May 1 and through September 28, 1998, as a result of certain legal proceedings in the Bankruptcy Court, the agreement was suspended and replaced with a certain fixed fee agreement under which GBHC agreed to pay a monthly fee of $165,000, consisting of a current fee of $122,000 and a deferred fee of $43,000. The management agreement was later terminated during the Chapter 11 proceedings without further liability. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan (see
Note 2) the deferred fees in the amount of $211,000 were paid on the Effective Date.

      GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party through September 29, 2000. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $77,000 and $73,000, respectively, for the three month periods ended September 30, 2000 and 1999 and $214,000 and $206,000, respectively, during the nine month periods ended September 30, 2000 and 1999.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

      As a result of a certain settlement agreement and the occurrence of the Effective Date, an advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 became uncollectible and valueless and was written off. As the advance, together with interest amounting to $6,552,000 at September 30, 2000 and $5,850,000 at December 31, 1999, were fully reserved, this writeoff did not impact Holdings consolidated statement of operations for the period.

      GBHC also borrowed $5,000,000 from another subsidiary of GBCC during January, 1997 at the stated rate of 14 5/8% per annum payable semiannually commencing July 15, 1997 and, as set forth in the terms of the corresponding note, the loan was subordinated to the Old Notes and payment was subject to certain conditions (the "PCC Subordinated Note"). Interest accrued on the PCC Subordinated Note amounted to $728,000 at December 31, 1999, and is included in liabilities subject to compromise on the accompanying consolidated balance sheets. The accrual of interest on the PCC Subordinated Note for periods subsequent to the filing under Chapter 11 was suspended. As a result of the confirmation of a certain plan of reorganization of PCC in October 1999, the PCC Subordinated Note was transferred to GBLLC. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan (see Note 2), the PCC Subordinated Note was satisfied and discharged.

      Effective September 2, 1998 and as part of a certain settlement agreement, Lieber obtained the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, N.J. (the "Pacific Avenue Hotel"). The assignment of the rights required a payment of $500,000 to be paid to a designated affiliate of GBCC at the Effective Date. This obligation was transferred to GBLLC by GBCC and was paid on the Effective Date.

      GBHC previously performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC previously was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to GBHC's business. Such affiliate transactions are summarized below:

                                 Three Months Ended          Nine Months Ended
                                     September 30,             September 30,
                                 ---------------------     ---------------------
                                   2000         1999         2000          1999
                                 --------     --------     --------     --------

Billings to affiliates           $     --     $     --     $     --     $ 24,000
Charges from affiliates           150,000      194,000      429,000      781,000

(7)   Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1 and Note 2). See also Note 6 for the termination of that certain management agreement.

      In 1998, GBHC also filed an action in the Bankruptcy Court to recover the rights to purchase the Pacific Avenue Hotel against GBCC, certain affiliates of GBCC, and certain former directors of GBHC and to enjoin

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

the use of the Federal NOL's of Holdings and its subsidiaries. That action was settled and, among other things, GBHC recovered the rights to purchase the Pacific Avenue Hotel, the parties entered into certain general releases, and Holdings and its subsidiaries agreed to be included in the consolidated tax return of GBCC for calendar years 1997 and 1998.

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

(8) Acquisition of Lieber Check Cashing and the Agreement for the Pacific Avenue Hotel

      As part of a certain settlement agreement described in Note 7, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights to purchase the Pacific Avenue Hotel for a payment of $1.3 million and a payment of $500,000 at the Effective Date of a plan of reorganization. The purchase price of the Pacific Avenue Hotel was $10 million. With Bankruptcy Court approval, Lieber closed on that purchase with funds advanced by GBHC in 1999. In September 1999, title to the land underlying the former Pacific Avenue Hotel was transferred to GBHC. Demolition of the existing structures was completed in 1999 and construction of the new front entrance to the Sands' facility on Pacific Avenue was completed in June 2000. The $500,000 due under the settlement agreement was paid on the Effective Date.

(9)   Acquisition of Claridge Administration Building

      In April, 2000, GBHC entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge") to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the boardwalk to the Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other current and other noncurrent liabilities section of the balance sheet.

(10)  Reclassifications

      Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

      Holdings owns GBHC, which owns the Sands Hotel and Casino in Atlantic City (the "Sands"). Prior to 1996, the Sands' cash flow from operations was sufficient to meet debt service obligations and to fund a substantial portion of annual maintenance capital expenditures. In addition, the Sands used short-term borrowings as necessary to fund seasonal cash needs and for certain capital projects. After 1995, however, the competitive position of the Sands became impaired, which was due, in part, to insufficient capital expenditures particularly compared to certain competing Atlantic City casinos. In 1996, due to adverse weather in the first quarter, a decline in both table games and slot hold percentages and increased industry competition resulting in higher marketing expenditures, the Sands cash flow decreased significantly compared to prior years. While cash flow improved in 1997, it remained significantly below historical levels. These declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order for GBHC to meet its debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the Old Notes.

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, GBHC, Holdings and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River (the "Plan") for the Debtors. High River ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see
Note 2). All material conditions precedent to the Plan becoming binding were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", ("SOP 90-7) and include disclosure of liabilities subject to compromise (see Note 4). In addition, as a result of the Confirmation order and the occurrence of the Effective Date, and in accordance with SOP 90-7, Holdings has adopted "fresh start reporting" in the preparation of the accompanying September 30, 2000 consolidated financial statements. The emergence of Holdings from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entity.

      On the Effective Date, Holdings' existing securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock (the "Old Common Stock") were canceled. As of the Effective Date an aggregate of 10,000,000 shares of new common stock (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution"). The general unsecured claims were satisfied by a cash payment of $5,360,000 to the unsecured creditors fund (the "Fund") on the Effective Date. The Fund Administrator is unrelated to Holdings and each holder of an unsecured claim will be entitled to its pro rata share of the Fund. The pro rata share will depend on the total allowed unsecured claims and the allowance of additional unsecured claims by the Bankruptcy Court will not require any additional payment into the Fund. Allowed priority claims in the amount of $335,000 were paid in full on the Effective Date. Holders of Intercompany Note claims were satisfied in full by an allocation of approximately 995,079 shares of New Common Stock. However, pursuant to Section 510 of the Bankruptcy Code, all New Common Stock so allocated was distributed to Holders of Old Notes on account of and pursuant to the subordination provisions of the Intercompany Notes. These shares are included in the Stock Distribution. Holders of any other subordinated claims received no distribution in respect of their claims. The discharge and satisfaction of these claims has resulted in a gain of $14,795,000, which has been reflected as an extraordinary item on the September 30, 2000 consolidated statement of operations. At the Effective Date, and under the terms of the High River Stock Purchase Agreement, as defined in the Plan, High River purchased 4,625,000 shares of the New Common Stock for $65 million in cash. As a result of the stock purchase under the High River Stock Purchase Agreement and the Stock Distribution, entities controlled by Carl C. Icahn will hold approximately 64.7% of the outstanding common stock and 34.4% of the New Notes.

      On of the Effective Date, Carl C. Icahn, Robert J. Mitchell, Martin Hirsch, and Michael L. Ashner, (independent director) were elected to the Board of Directors of Holdings. Also, on the Effective Date, John P. Saldarelli was elected as a member of the Board of Directors of Holdings subject to qualification by the Commission and Robert J. Mitchell resigned as a member of the Board of Directors of Holdings effective upon the qualification of Mr. Saldarelli by the Commission. On October 3, 2000, Frederick H. Kraus and Timothy
A. Ebling resigned as members, and Alfred J. Luciani was elected as a member of the Board of Directors of Holdings.

      Operating Activities

      At September 30, 2000, consolidated Holdings had cash and cash equivalents of $85.7 million. GBHC had cash and cash equivalents of $26.4 million. Holdings only significant asset is its investment in GBHC and cash of $59.3 million. GBHC generated cash flow from operations of $18.3 million for the nine months ended September 30, 2000 compared to $18.6 million for the nine months ended September 30, 1999. An additional $65 million in cash was provided to Holdings by the acquisition by High River of 4,625,000 shares of the New Common Stock.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Financing Activities

      On the Effective Date, Holdings' existing securities, consisting of the Old Notes and all of Holdings' Old Common Stock owned by PBV and GBLLC were canceled. Also, on the Effective Date, 10,000,000 shares of New Common Stock were issued and outstanding. Of the 10,000,000 shares, 5,375,000 shares were distributed to the holders of the Old Notes in a pro rata distribution, and 4,625,000 shares were purchased by High River for $65 million. New Notes in the amount of $110,000,000 were issued and distributed to the Holders of the Old Notes in a pro rata distribution. The current portion of long term debt due during the remainder of 2000 is $20,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Proceeds from the sale of such assets, amounting to $4,000 and $145,000 for the nine months ended September 30, 2000 and 1999, respectively, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reductions in principal in accordance with the order of the Bankruptcy Court, the Indenture Trustee advised Holdings (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the Indenture in partial satisfaction of the fees and expenses incurred by the Indenture Trustee in the Chapter 11 proceeding and (ii) that the Indenture Trustee has included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes.

      Investing Activities

      Recurring capital expenditures for the nine months ended September 30, 2000 amounted to approximately $5.7 million. In addition, approximately $6.7 million was expended for the construction of the new front entrance to the Sands facility. Management anticipates that recurring capital expenditures for the remainder of 2000 will be approximately $3.4 million.

      In addition to the recurring capital expenditures, the Sands spent $2.0 million for the nine months ended September 30, 2000 for the acquisition of certain real property as discussed below. Management anticipates that an additional $160,000 will be spent for the remainder of 2000 for the demolition of certain improvements on that property.

      In 1998, and as part of a certain settlement agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, New Jersey (the "Pacific Avenue Hotel") from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 at the Effective Date. The purchase price of the Pacific Avenue Hotel was $10 million. With Bankruptcy Court approval, Lieber closed on that purchase with funds advanced by GBHC in 1999. Demolition of the Pacific Avenue Hotel was completed in 1999 and construction of the new front entrance to the Sands' facility was completed in June 2000. As part of the land assemblage for the creation of the new front entrance, GBHC obtained certain lease rights in March 2000 for $371,000 and another leasehold interest in June, 2000 for $30,000.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      GBHC also entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge"), subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC, governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement as modified above and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April, 2000, closing took place on the CAB. GBHC demolished the CAB and will incorporate the land as part of the new front entrance.

      The Sands is required by the New Jersey Casino Control Act ("Casino Act") to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. The deposits for the nine months ended September 30, 2000 totaled $2.0 million and are anticipated to be approximately $803,000 during the remainder of 2000. The Sands has agreed to donate certain of its future deposit obligations to the CRDA in connection with the construction related to the Atlantic City Boardwalk Convention Center. The projected total donation will amount to approximately $7.0 million, which will be paid over the next 12 years based on an estimate of certain of the Sands' future CRDA deposit obligations. Certain CRDA Bonds totaling $329,000 were redeemed during the nine months ended September 30, 2000.

      On October 5, 2000, Holdings submitted an offer to purchase 100% of the stock of Claridge Hotel and Casino Corporation ("CHCP") issued as part of a plan of reorganization of CHCP, Atlantic City Boardwalk Associates, L.P. ("ACBA"), and the Claridge at Park Place, Inc. ("CPPI"). The offer contemplated that all property of ACBA would be conveyed to CPPI as part of the Plan. As a result, Holdings would have acquired control over all of the real and personal property used in the operation of the Claridge Hotel Casino (the "Claridge") including cash. The Claridge is located next to the Sands. Under this offer, Holdings would have distributed 7,199,000 shares of New Common stock to the noteholders of CHCP. This offer expired on October 13, 2000 after it was not accepted by the Board of Directors of CHCP by that date. As of this date, Holdings has announced its intent to file a plan of reorganization with the Bankruptcy Court for the Claridge.

      Summary

      On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on both the Old Notes and the Subordinated Notes for periods subsequent to the filing was suspended. On August 14, 2000, the Bankruptcy Court confirmed the Plan and on September 29, 2000 the Plan became effective. Continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. Management believes that cash flows generated from operations during 2000 will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      RESULTS OF OPERATIONS

      Gaming Operations

      The following table sets forth certain unaudited financial and operating data relating to the Sands' and other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                -------------------------   -------------------------
                                                                    2000         1999          2000         1999
                                                                -----------   -----------   -----------   -----------
                                                                                ($000's, except for Units)
Units:
    Table Games      - Sands                                             90           100            84           100
                     - Atlantic City (ex. Sands)                      1,236         1,264         1,101         1,271
    Slot Machines    - Sands                                          1,978         1,996         1,942         2,002
                     - Atlantic City (ex. Sands)                     33,880        34,199        33,596        33,938

Gross Wagering (1)
    Table Games      - Sands                                    $   127,226   $   126,773   $   348,676   $   343,198
                     - Atlantic City (ex. Sands)                  2,027,467     2,019,614     5,500,998     5,411,588
    Slot Machines    - Sands                                        579,455       563,563     1,599,876     1,527,068
                     - Atlantic City (ex. Sands)                 10,107,798     9,528,925    27,460,642    25,850,672

Hold Percentages (2)(3)
    Table Games      - Sands                                           14.2%         13.0%         14.8%         15.0%
                     - Atlantic City (ex. Sands)                       15.2%         15.1%         15.7%         15.5%
    Slot Machines    - Sands                                            7.7%          7.9%          7.7%          7.9%
                     - Atlantic City (ex. Sands)                        8.2%          8.3%          8.2%          8.3%

Revenues (2)
    Table Games      - Sands                                    $    18,099   $    16,479   $    51,424   $    51,548
                     - Atlantic City (ex. Sands)                    308,512       305,200       862,767       836,489
    Slot Machines    - Sands                                         44,853        44,447       123,883       121,304
                     - Atlantic City (ex. Sands)                    829,076       788,833     2,254,541     2,133,969
    Other (4)        - Sands                                            858           820         2,424         2,330
                     - Atlantic City (ex. Sands)                        N/A           N/A           N/A           N/A

----------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").
(2) The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Casino Commission and are possibly higher than if computed on the accrual basis.
(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".
(4) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Patron Gaming Volume

      Table game drop increased by $453,000 (.4%) and $5.5 million (1.6%), respectively, during the three and nine month periods ended September 30, 2000 compared with the same period of 1999. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same periods reflected an increase of .4% and 1.7%, respectively. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry aggregate table game drop) remained unchanged at 5.9% and 6.0% for the three and nine months ended September 30, 2000 as compared to the same time periods in 1999. The Sands table game drop increase for the nine months ended September 30, 2000 is attributable to increases in both the rated and the unrated market segment. The rated segment are patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash and/or complimentary rooms, food, beverage, entertainment and gifts. The Sands table game drop increase for the three months ended September 30, 2000 is attributable to an increase in the unrated players segment. However, that increase is being slightly offset by a decrease in the rated segment. The number of table games decreased by 16% at the Sands. By comparison, the number of table games at all other Atlantic City casinos decreased 13.4%. Aggregate gaming space at all other Atlantic City casinos decreased by approximately 38,700 square feet at September 30, 2000 compared to 1999 due to the closure of a portion of a competing facility. The amount of gaming space at the Sands remained virtually unchanged between periods.

      Slot machine handle increased $15.9 million (2.8%) and $72.8 million (4.8%), respectively, during the three and nine month periods ended September 30, 2000 compared with the same periods of 1999. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos during the three and nine months ended September 30, 2000 was 6.1% and 6.2% compared with the same period in 1999. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle decreased to 5.5% from 5.6% for the nine months ended September 30, 2000 and 1999, respectively. The Sands' market share of slot machine handle as a percentage of total industry slot handle decreased slightly from 5.6% to 5.4% for the three months ended September 30, 2000 compared to the same period in 1999. The increased Sands slot handle during 2000 is attributable to an increased volume of play from both rated and unrated players. The number of slot machines decreased by 60 (3.0%) machines at the Sands due to temporary slot machine reconfigurations. On an industry-wide basis, the number of slot machines decreased slightly in 2000 compared to 1999 due to the closure of a portion of a competing casino. During the last half of 1998 and in 1999, approximately 700 older or less popular slot machines were replaced with new and more popular machines as part of the Sands capital expenditure program approved by the Bankruptcy Court in March 1998.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth the changes in operating revenues and expenses (unaudited) for the three and nine month periods ended September 30, 2000 and 1999:

                                           Three Months Ended September 30,                Nine Months Ended September 30,
                                    ------------------------------------------      ----------------------------------------------
                                                               $           %                                     $            %
                                    2000        1999       Variance     Change      2000          1999        Variance      Change
                                    ----        ----       --------     ------      ----          ----        --------      ------
                                                                             ($000's)
Revenues:
Casino                           $  63,810    $  61,746   $   2,064       3.3     $ 177,731     $ 175,182     $   2,549       1.5
Rooms                                2,582        2,444         138       5.6         7,173         6,882           291       4.2
Food and Beverage                    7,855        7,857          (2)     (0.0)       21,122        20,851           271       1.3
Other                                1,385        1,818        (433)    (23.8)        3,549         4,499          (950)    (21.1)

Promotional Allowances              (6,820)      (6,988)        168       2.4       (18,368)      (17,723)         (645)     (3.6)

Costs and Expenses:
Casino                              53,302       52,496        (806)     (1.5)      149,087       149,472           385       0.3
Rooms                                  648          572         (76)    (13.3)        2,106         2,149            43       2.0
Food and Beverage                    2,533        2,888         355      12.3         6,685         7,878         1,193      15.1
Other                                1,224        1,146         (78)     (6.8)        2,851         3,027           176       5.8
General and Administrative           2,593        2,744         151       5.5         7,663         8,270           607       7.3
Depreciation and Amortization        3,356        6,420       3,064      47.7         9,414        12,227         2,813      23.0

Income from Operations               5,156          611       4,545     743.9        13,401         6,668         6,733     101.0

Non-operating items, net               490          287        (203)    (70.7)        2,665           864        (1,801)    (208.4)
Income Tax Provision                (2,235)          --       2,235       N/A            --            --            --       N/A

      Revenues

      Casino revenues increased $ 2.1 million (3.3%) and $2.6 million (1.5%) for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. The increase in casino revenue for the three month periods ended September 30, 2000 was due to increased table drop and slot handle and an increase in the table hold percentage that were partially offset by a decrease in slot hold percentage. The increase in casino revenue for the nine month period ended September 30, 2000 was due to increased table drop and slot handle. However, the increase in table drop and slot handle was offset by decreased table and slot hold percentages.

      Rooms revenue increased $138,000 (5.6%) and $291,000 (4.2%) for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. Rooms revenue increase for the three month period ended September 30, 2000 was due to an increase in the average daily room rate ("ADR") offset by an reduction in the occupancy rate. Rooms revenue increase for the nine month period ended September 30, 2000 was due to an increase in both the ADR and occupancy rates.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Food and beverage revenues increased $271,000 (1.3%) for the nine month period ended September 30, 2000 compared to the same period in 1999 due to an increase in revenue per cover. Food and Beverage revenue did not change significantly during the three month period ended September 30, 2000 compared to the same period in 1999.

      Other revenues decreased $433,000 (23.8%) and $950,000 (21.1%) for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999 as a result of a decrease in the number of theatre entertainment offerings.

      Promotional Allowances

      Promotional allowances represent the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues, these allowances remained unchanged at 57.7% during the three month period ended September 30, 2000 as compared to the same period of 1999. Such allowances increased to 57.7% from 55.0% during the nine month period ended September 30, 2000 as compared to the same period of 1999. The increase was primarily attributable to additions to and changes in marketing programs and other promotional activities that resulted in the increased gaming volume from rated players and are offset by reductions in casino expenses for marketing programs.

      Departmental Expenses

      Casino expenses did not change significantly during the three and nine month periods ended September 30, 2000 compared with the same periods in 1999.

      Rooms expense increased $76,000 (13.3%) during the three month period ended September 30, 2000 compared with the same period in 1999 based in part from an increase in payroll and related benefits. Rooms expense did not change significantly during the nine month period ended September 30, 2000 compared with the same period in 1999.

      Food and beverage expense decreased $355,000 (12.3%) and $1.2 million (15.2%) during the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. These decreases were due to an increase in the allocation of food and beverage expense to casino expense due to a higher percentage of food and beverage being provided on a complimentary basis to rated players.

      Other expenses increased $78,000 (6.8%) during the three month period ended September 30, 2000 and decreased $176,000 (5.8%) during the nine month period ended September 30, 2000 compared with the same periods in 1999. The increase for the three month period ended September 30, 2000 was primarily attributable to a $600,000 charge related to specific marketing plans which were no longer applicable after the Effective Date. This increase was offset by an increase in the allocation of other expenses to casino expenses. The decrease for the nine month period ended September 30, 2000 was a result of decreased costs associated with theatre entertainment. Those decreases were partially offset by a lower allocation of other expenses to casino expense.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      General and Administrative Expenses

      General and administrative expenses decreased $151,000 (5.5%) and $607,000 (7.3%) during the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. The decreases were due to higher than normal repairs and maintenance costs in 1999 and reduced insurance and utility costs in 2000.

      Depreciation and Amortization

      Depreciation and amortization expense decreased $3.1 million (47.7%) and $2.8 million (23.0%) during the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. The decrease was due to an expense associated with the recognition of a future donation liability to the CRDA in 1999. This liability represented the present value of the future cash donations committed to the CRDA. The decrease was partially offset by capital additions including the rooms' renovations and new slot machines, which were depreciated for the full period in 2000 as compared to a partial period in 1999.

      Interest Income and Expense

      Interest income decreased $92,000 (35.1%) during the three month period ended September 30, 2000 compared to the same period in 1999. The decrease was due to interest earned on deposits for land acquisitions in 1999. Interest income did not change significantly during the nine month period ended September 30, 2000 compared to the same period in 1999. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is recorded as a reduction of reorganization costs.

      Interest expense decreased $2,000 (1.1%) during the three month period ended September 30, 2000 and increased $145,000 (65.6%) during the nine month period ended September 30, 2000 compared to the same periods in 1999. The decrease for the three month period ended September 30, 2000 was primarily due to the recognition of interest expense on the future CRDA donation liability in 1999 being expensed in the current period. The increase for the nine month period ended September 30, 2000 was due to the additional interest expense associated with the acquisition of the CAB. As a result of the Chapter 11 filing, the accrual of interest expense on the Old Notes, the PRT Subordinated Note and other affiliate advances for periods subsequent to the filing were suspended.

      Income Tax Provision

      Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC.

      At September 30, 2000, Holdings and its subsidiaries have deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") do not expire before the

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will expire in the year 2000, and each year thereafter through 2004. The remaining credit carryforwards do not expire until the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, Holdings had approximately $2.8 million in Federal NOL's which were all utilized in the 1999 federal tax return of Holdings. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 2000. In accordance with SOP 90-7 any subsequent reduction in the deferred tax asset valuation allowance that exists at the date that "fresh start reporting" was adopted should be credited directly to equity. In the event that Holdings' recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the Effective Date, such tax benefit will be reported as a direct addition to contributed capital.

      The Internal Revenue Service has completed an examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings was included. The results of this examination resulted in a reduction of Federal NOL's of Holdings prior to the Deconsolidation. However, since the Federal NOL's were fully reserved for as required by SFAS 109, this reduction did not impact Holdings statement of operations for the period. as reported. The Internal Revenue Service is continuing to examine the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which Holdings' was included (the "Audit"). During 1998, HCC reported that it may be required to file an amended federal tax return for calendar year 1996 and that it may experience a material increase in income tax liability as a result of the dividend by HCC to its shareholders of approximately 80% of the common stock of GBCC (the "Spin Off"). However, as part of a certain settlement agreement, and after use of any tax attributes available to members of the former HCC consolidated group, HCC and GBCC agreed to pay any increased taxes due that are attributable to the Spin Off without contribution from the Debtors. Representatives of HCC advised GBHC that the HCC group's NOL's will first be used to shield Audit adjustments relating to the years 1993 through 1996 before being used to offset excess loss account adjustments occurring at December 31, 1996 as a result of the Spin Off. In November 2000, HCC reported in its September 30, 2000 SEC Form 10-Q that the results of the Audit will not have a material adverse effect on its consolidated position or results of its operations. In August 2000, GBCC reported in its June 30, 2000 SEC Form 10-Q that the allocation of tax attributes to the entities consolidated with HCC cannot be determined until the Audit is completed. GBCC also reported that due to the inclusion of Holdings and its subsidiaries in the consolidated returns an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. Any such claim will be subject to the terms of a certain settlement agreement. While this disclosure by GBCC is contrary to prior representations made by HCC and GBCC to Holdings, such disclosure causes management to be presently unable to estimate the ultimate impact of the Audit on the consolidated financial position or results of operations of Holdings. The Debtors are dependent upon receipt of information from HCC and

      GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

consolidated groups' Federal NOL's

      As a result of the Confirmation Order and under the terms of the Plan, Holdings outstanding debt was discharged (see Note 2). Debt that is canceled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the Debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Management currently estimates that approximately $14.3 million of Holdings federal and state tax attributes relating to the tax bases of noncurrent assets will be reduced as of January 1, 2001.

      Reorganization and Other Related Costs

      Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements, and other administrative costs. As noted previously, interest income on cash accumulated during the reorganization is reflected as a reduction in reorganization and other related costs.

      Reorganization costs did not change significantly for the three months ended September 30, 2000 compared to the same period in 1999. Reorganization costs increased by $1.4 million (97.7%) for the nine months ended September 30, 2000 compared to the same period in 1999 as attributed to the estimated amount of the fees of the Indenture Trustee that are required to be paid under the Plan.

      Other Factors Impacting Earnings

      The Company recorded an extraordinary gain of $14.8 million during the third quarter as a result of the discharge of debt and satisfaction of claims associated with Holdings emergence from Chapter 11 bankruptcy proceedings (see
Note 2).

      Pro Forma Effect of Reorganization Proceedings

      The pro forma effect of the reorganization on Holdings results of operations, as if the reorganization had been effective January 1, 2000, would result in a decrease in net income of approximately $2.8 million for the nine month period ended September 30, 2000. This decrease is a result of additional interest expense that would be incurred of approximately $9.1 million, offset by interest income earned on additional cash balances of approximately $2.5 million, and the elimination of reorganization expense incurred during the nine month period of $2.8 million.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order for the Plan. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective (see Note 2). All material conditions precedent to the Plan becoming binding was satisfied on or before September 29, 2000.

Item 3. Defaults Upon Senior Securities

      As a result of the filings discussed in Item 1. above, the Old Notes were in default. The debt service payments due subsequent to January 5, 1998 were not made. Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Through the Effective Date, $524,000 was remitted to the Indenture Trustee as the proceeds on the sale of furniture and equipment. The accrual of interest on the Old Notes for periods subsequent to the filings was suspended; such interest on a contractual basis amounted to $63,810,000 as of the Effective Date.

Item 6.(a) - Exhibits

Item 6.(b) - Reports on Form 8-K

      A report on Form 8-K was filed on August 21, 2000 to report the confirmation by the Bankruptcy Court of the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River for the Debtors.

      A report on Form 8-K/A was filed on October 2, 2000 to amend the Indenture.

      A report on Form 8-K was filed on October 5, 2000 to report the submission of a proposal by Holdings to acquire the Claridge Casino Hotel.

      A report on Form 8-K was filed on October 20, 2000 to report the intention of Holdings to file a plan of reorganization and related disclosure statement in the bankruptcy cases involving the Claridge Hotel Casino.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GB HOLDINGS, INC.
                                                  Registrant


Date: November 14, 2000              By: /s/ Timothy A. Ebling
     --------------------               ----------------------------------------
                                             Timothy A. Ebling
                                        Executive Vice President, Chief
                                        Financial Officer and Principal
                                             Accounting Officer