Form 10-K
period 2000-12-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2001-04-02
CIK 912906, 906595, 912926

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number        33-69716
                       -------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                75-2502290
              DELAWARE                                75-2502293
              NEW JERSEY                              22-2242014
------------------------------------   --------------------------------------
  (States or other jurisdictions of               (I.R.S. Employer
   incorporation or organization)               Identification No.'s)

      c/o Sands Hotel & Casino
  Indiana Avenue & Brighton Park
      Atlantic City, New Jersey                         08401
--------------------------------------- -------------------------------------
(Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code): (609) 441-4517
                                                      ------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share           American Stock Exchange

    $110,000,000 principal amount
     of 11% First Mortgage Notes                 American Stock Exchange
       due September 29, 2005
------------------------------------      ------------------------------------
         Title of each class              Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether each of the Registrants (1) has filed all reports- required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

       Registrant                        Class               Outstanding at March 21, 2001
------------------------     -----------------------------   -----------------------------
GB Property Funding Corp.    Common stock, $1.00 par value            100 shares
    GB Holdings, Inc.        Common stock, $.01 par value          10,000,000 shares
Greate Bay Hotel and         Common stock, no par value               100 shares
    Casino, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      NONE

                                    PART I

ITEM 1. BUSINESS

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

      Throughout this document, references to Notes are referring to the Notes to Consolidated Financial Statements contained herein.

      On January 5, 1998, GBHC, Holdings and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the "Plan") for the Debtors. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note 2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and include disclosure of liabilities subject to compromise (see Note 5). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, Holdings' has adopted "fresh start reporting" in the preparation of the accompanying consolidated financial statements. Holdings' emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

      On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued by GB Property Funding (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution").

      Holdings and GB Property Funding listed the New Common Stock and New Notes, respectively, on the American Stock Exchange on March 27, 2001.

The Sands

      For a description of the Sands' facilities, please refer to "Item 2. - Properties."

      Business Strategy. Traditionally, the Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking higher-value repeat patrons. In the past, the Sands has been successful in its marketing efforts towards these premium patrons through its offering of private, limited-access facilities, related amenities and use of sophisticated information technology to monitor patron play, control certain casino operating costs and target marketing efforts toward frequent visitors with above average gaming budgets. While the Sands strived to maintain market share within this segment, competition within the industry for both the premium patron (both table and slot) and to provide a premium facility with amenities for this type of patron reduced the Sands ability to attract this type of player on a profitable basis in recent years.

      The Sands is determined to introduce the "Value Gaming" concept. The general concept in "Value Gaming" is to provide the customer with the best possible gaming experience for the amount of time that the customer is on property. Whether that experience is enhanced by competitive odds on games, the ability to find a food outlet that provides an affordable quality food product, or superior service, the overall experience for the patron has been expanded and the ability to increase subsequent trips dramatically improved.

      With the ongoing upgrades to the property, the Sands will be able to broaden its appeal to both the higher-value repeat patrons, as well as increase its marketing effort towards the mid-level and mass segment of the gaming market. Although the Sands' facility will still not compare in size, rooms and amenities to other premium properties in Atlantic City, the Sands' strategy to introduce the concept of "Value Gaming" to the market should appeal to all segments and provide for a competitive offset to the shortfall in property size.

      As part of the Sands capital expenditure program, certain improvements, additions and enhancements have been made, or are planned to be made, to the facility, including slot machines and other gaming equipment. These additions and enhancements will primarily benefit the slot patron and will compliment the "Value Gaming" marketing strategy.

      The Sands uses sophisticated information technology that enables it to track and rate patrons' play through the use of identification cards, which it issues to patrons ("casino players' cards"). All Sands' slot machines are connected with, and information with respect to table games activity can be input into, a computer network. When patrons insert their casino player's card into slot machines or present them to supervisors at table games, meaningful information, including amounts wagered and duration of play, is transmitted in real-time to a casino management database. The information contained in the database facilitates the implementation of targeted and cost effective marketing programs, which appropriately recognize and reward patrons during current and future visits to the Sands. Certain of these marketing programs allow patrons to automatically obtain complimentaries based on levels of play. Such complimentaries include free meals, hotel accommodation, entertainment, retail merchandise, parking, and sweepstakes giveaways. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in encouraging the loyalty of repeat visits. The computer systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

      Management primarily focuses its marketing efforts on patrons who have been identified by its casino management computer system as profitable patrons. Management believes that its philosophy of encouraging participation in its casino player's card program, using the information obtained thereby to identify the relative playing patterns of patrons and tailoring specific marketing programs and property amenities to this market segment enhances profitability of the Sands.

      The Sands also markets to the "mass" casino patron market through various form of direct and indirect advertising, and group and bus tour programs. Once new patrons are introduced to the Sands' "Value Gaming" concept and the casino player's card program, management uses its information technology capabilities to directly market to these patrons to encourage repeat patronage.

      Competition. The Sands faces intense competition from the eleven other existing Atlantic City casinos. According to reports of the Commission, the twelve Atlantic City casinos currently offer approximately 1.2 million square feet of gaming space. Bally's Park Place opened its "Wild Wild West Casino" in 1997 and a new parking and bus facility adjoining Pacific Avenue in 1998. Caesars constructed a new entrance to its facility on Pacific Avenue, added additional casino space and opened a new hotel tower in 1998. After completion of the acquisition of Caesars by Park Place Entertainment Corp. (PPE), in December 1999, PPE connected Caesars to Bally's Park Place and added slot machines in the connecting space. In January 2001, over the objections of the Sands, the Commission determined that the proposed acquisition of the Claridge Hotel and Casino ("the Claridge") by PPE, which is located adjacent to the Sands and with whom the Sands jointly operates the "People Mover" walkway from the boardwalk, would not violate the Casino Control Act's prohibition against undue economic concentration. If the Claridge Chapter 11 Plan is confirmed by the Bankruptcy Court, and if PPE acquires the Claridge, PPE has indicated that it may connect the Claridge to its Bally's Park Place Casino, which is already interconnected to the PPE controlled Caesars Hotel and Casino. Upon that acquisition by PPE, PPE would control four, the Trump Organization would control three and the Harrah's Organization would control two of the Atlantic City casinos. PPE also controls the so-called Traymore site located between the boardwalk and the Sands and has announced that it may develop another hotel-casino complex on this site but has not announced specific plans at this time. In addition, several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Boyd Gaming Corporation in partnership with MGM Mirage is currently constructing a 40 story 2,010-room hotel and 120,000 square foot casino in the Marina District of Atlantic City that is expected to be completed in the summer of 2003. The Borgata development will be situated on approximately 30 acres and will also include specialty restaurants, distinct boutiques, a European style spa and several entertainment venues. In connection with that project, construction is nearly complete on a tunnel to connect the Atlantic City Expressway with the Marina District. Other casino companies and individuals have submitted applications and have been qualified in New Jersey to hold casino licenses. Tropicana Atlantic City has announced plans to construct a 502-room hotel tower, a 25-room conference center, a 2,400 space-parking garage and an expanded casino floor. The plans will also include a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to break ground before the end of 2001 and to complete the project in the second half of 2003. Accordingly, the existing and future competing forces could have a materially adverse impact on the operations of the Sands.

      The Casino Reinvestment Development Authority ("CRDA") is a governmental agency that administers the statutorily mandated investments required to be funded by casino licensees. Legislation enacted during 1993 and 1996 allocated an aggregate of $175 million of CRDA funds and credits to subsidize and encourage the construction of additional hotel rooms by Atlantic City casino licensees. Competitors of the Sands that have the financial resources to construct hotel rooms can take advantage of such credits more readily than the Sands. The Sands has an approved hotel expansion program with the CRDA. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos will continue to increase competition within the Atlantic City market.

      In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include the number of parking spaces and hotel rooms it possesses, proximity to Pacific Avenue, the Boardwalk and to other casino/hotels and access to the main expressway entering Atlantic City. GBHC believes that in prior years its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. However, many of its competitors have greater financial resources for capital improvements and marketing and promotional activities than GBHC and, as a result, the Sands' facilities and amenities fell behind many of the other casinos during its bankruptcy. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The Bankruptcy Court approved the capital expenditure program in the amount of approximately $13.6 million in March 1998. In addition, the lack of access to Pacific Avenue hampered the Sands' efforts to expand its "drive-in" patron base. However, in 1999, the Sands acquired land parcels on Pacific Avenue and demolished the existing structures and constructed a new front entrance to the Sands' facility on Pacific Avenue, which opened in June 2000. The Sands is currently engaged in the construction of a new three story addition to its property, which it expects to complete in phases in 2001 and which will provide for additional casino space, additional retail space and meeting rooms, relocate the hotel entrance to Pacific Avenue, and convert the existing hotel entrance into a bus depot.

      In order to enhance its competitive position in the marketplace, the Sands may determine to incur substantial additional costs and expenses to maintain, improve and expand its facilities and operations. Those activities may require Holdings to consider seeking additional financing. In connection with, among other things, obtaining any such financing, Holdings and its subsidiaries may seek to amend or supplement the terms of existing financing arrangements.

      A significant amount of the Sands' revenues is derived from patrons living within a 120-mile radius of Atlantic City, New Jersey, particularly northern New Jersey, southeastern Pennsylvania, and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past three years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, slot machines are allowed at racetracks in the State of Delaware and the allowed number of such machines increased in 1999.

      Industry Developments. New Jersey regulators have approved a number of significant changes to the regulations governing the casino industry in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to stimulate industry growth. Partly as a result of such regulatory changes, industry-wide revenues in New Jersey have shown steady increases from $4.0 billion in 1998, to $4.1 billion in 1999 and to $4.3 billion in 2000.

      Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have become increasingly more popular than table games particularly with frequent patrons and with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines that are linked among the various casinos enabling the pay out of large pooled jackpots, and through more attractive and entertaining gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has outpaced table game revenue growth in recent years. In 2000, according to Commission filings, slot win accounted for nearly 72% of total Atlantic City gaming win. Table games remain important, however, to a select segment of gaming patrons and they help create gaming ambience and a varied gaming experience.

      Casino Credit. Casino operations are conducted on both a credit and a cash basis. Patron gaming debts incurred in accordance with the Casino Act are enforceable under New Jersey law. For the year ended December 31, 2000, gaming credit extended to Sands' table game patrons accounted for approximately 25% of overall table game wagering, and table game wagering accounted for approximately 18.3% of overall casino wagering during the period. At December 31, 2000, gaming receivables amounted to $19.8 million before an allowance for uncollectible gaming receivables of $11.2 million. Management believes that such allowance is adequate.

      License Agreement. GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $66,000 for the three months ended December 31, 2000 and $215,000, during the nine months ended September 30, 2000. For the years ended December 31, 1999 and 1998, such charges amounted to $278,000 and $275,000, respectively.

      The Sands Management Contract. Prior to July 8, 1998, New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement dated August 19, 1987, as amended, with GBHC (the "Management Agreement"). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court to reject the Management Agreement (the "Rejection Motion"). GBCC, NJMI, and certain of their affiliates, on one side, and the Debtors, on the other, entered into an agreement on June 27, 1998, which was approved by the Bankruptcy Court on July 7, 1998, and by the Commission on July 8, 1998 (the "Settlement Agreement"). Under the Settlement Agreement, among other things, the Management Agreement was suspended and replaced with a services agreement until a decision by the Bankruptcy Court on the Rejection Motion, and GBHC ceded ownership rights to an affiliate of GBCC in, and obtained a perpetual license for, the software used in its operations from the same affiliate of GBCC. On September 28, 1998, and as a result of another settlement agreement, the Bankruptcy Court granted the Rejection Motion and, in conformity therewith, no further fees will be paid under either the Management Agreement or the Settlement Agreement.

      Employees and Labor Relations. In Atlantic City, all employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 2000, the Sands had approximately 3,000 employees. The Sands has collective bargaining agreements with three unions that represent approximately 1,100 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 2004. Management considers its labor relations to be good.

Casino Regulation

      Casino gaming is strictly regulated in Atlantic City under the Casino Act and the regulations of the Commission, which affect virtually all aspects of the operations of the Sands. The Casino Act and regulations affecting Atlantic City casino licensees concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

      Casino Licenses. The Casino Act requires that all casino owners and management contractors be licensed by the Commission and that all employees (except for certain non-casino related job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC has been issued a plenary casino license.

      The plenary license issued to the Sands was renewed by the Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 and 2000 financial projections were filed and the Sands license was due for renewal in 2000. At its September 13, 2000 meeting, the Commission approved the renewal of the Sands casino license for a period of four years.

      The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible gaming debts of up to 4% of casino win ("Gross Revenue"). During the years ended December 31, 2000, 1999 and 1998, the taxes and the license and other fees incurred by the Sands amounted to $22.7 million, $22.2 million and $21.5 million, respectively.

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

      The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During December 2000, the Sands contributed $3,310,000 of its escrowed funds to a CRDA sponsored project and will receive a cash refund of $828,000 in consideration for the contribution. Prior to this, the CRDA had granted the Sands waivers of certain of its future Deposit obligations in consideration of similar contributions. The Sands had made such contributions of Deposits during the years ended December 31, 2000, 1999 and 1998 totaling $142,000, $176,000 and $146,000, respectively, resulting in waivers granted by the CRDA for those periods totaling $72,000, $90,000 and $74,000, respectively. Intangible assets aggregating $1,211,000 and $1,413,000, have been recognized on the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of intangible assets totaled $202,000, $967,000 and $203,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In 1999, GBHC wrote off an intangible asset in the amount of $765,000 because the project no longer provided any benefit to the company.

      The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Commission. The Commission may require divestiture of any security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

      Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities of parent companies or affiliates if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, or (ii) less than 20% of such company's overall indebtedness provided the investor owns less than 50% of an outstanding issue of indebtedness of such company; the Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above percentage criteria. An "Institutional Investor" must also purchase securities for investment and have no intent to influence the management or operations of such company. The Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investors will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2. PROPERTIES

      The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 77,000 square feet of gaming space containing approximately 1,987 slot machines and approximately 92 table games; a hotel with 532 rooms (including 59 suites); six restaurants; one cocktail lounge; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City; and a garage and surface parking for approximately 1,750 vehicles.

      Effective September 2, 1998, and as part of a certain settlement agreement, Lieber obtained the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, New Jersey (the "Pacific Avenue Hotel"). The purchase price of the Pacific Avenue Hotel was $10 million. Demolition of the existing structures was completed in 1999 and construction of the new front entrance to the Sands' facility on Pacific Avenue was completed in June 2000. In addition, a nearby building in Atlantic City that houses an auto shop facility and a warehouse in Mystic Island, New

Jersey also support the Sands' operations. GBHC's capital expenditure program includes the ongoing renovation of the majority of its hotel rooms and suites and the purchase of slot machines.

      In April 2000, GBHC entered into an agreement with the entities controlling the Claridge to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other current and other noncurrent liabilities sections of the balance sheet.

      On December 27, 2000, the Sands, considering the renewal options, entered into a long-term lease agreement with the Madison House Group, LP to lease the approximate 210-room Madison House non-casino hotel. The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. In addition, the Sands has two renewal options which, if exercised, will extend to December 2030. Lease payments during the two renewal options range from $2.2 million per year to $3.1 million per year. It is the intention of the Sands to maintain and operate the Madison House in the same quality as the Sands, making those rooms available to Sands casino customers and the general public. The Madison House is already physically connected at two floors to the existing casino hotel complex and the present intention of the Sands is to upgrade and combine the rooms into approximately 105-125 business suites. The Sands also intends to seek to have these rooms "qualified" by the Commission, which, if approved, would allow the Sands to have additional casino square footage for the additional slot machines contemplated as part of its current 2001 construction project.

ITEM 3. LEGAL PROCEEDINGS

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1 and Note 2).

      In 1998, GBHC also filed an action in the Bankruptcy Court to recover the rights to purchase the Pacific Avenue Hotel against GBCC, certain affiliates of GBCC, and certain former directors of GBHC and to enjoin the use of the Federal net operating losses (Federal NOL's) of Holdings and its subsidiaries. That action was settled and, among other things, GBHC recovered the rights to purchase the Pacific Avenue Hotel, the parties entered into certain general releases, and Holdings and its subsidiaries agreed to be included in the consolidated tax return of GBCC for calendar years 1997 and 1998.

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996, 1997, 1998, 1999 and 2000. The City of Atlantic City has also appealed the amount of the assessments for the same years. GBHC expects to file another appeal for 2001.

      GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, Holdings does not expect the settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of Holdings. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the year ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, except for voting on the Plan.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      GB Property Funding's common stock, 100 shares with a par value of $1.00 per share, is its sole voting security; all 100 shares are owned by Holdings.

      GBHC's common stock, 100 shares with no par value per share, is its sole voting security; all 100 shares are owned by Holdings.

      Prior to the Effective Date, Holdings' common stock, 1,000 shares with a par value of $1.00 per share, was its sole voting security. All 1,000 shares were owned by PCC until December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV. As a result of a confirmed Plan of Reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to GBLLC. Upon the Effective Date, the stock of Holdings owned by PBV and GBLLC was cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of New Common Stock was issued and outstanding.

      Holdings has not paid any dividends in the past and has no plans to pay any in the future.

      The New Common Stock and the New Notes were listed on the American Stock Exchange on March 27, 2001. To Holdings' knowledge, no significant trading has occurred since such listing date. As of such date, other than certain of the shares of the New Common Stock owned by Icahn, substantially all of the shares of the New Common Stock are held by Cede & Co. as nominee.

ITEM 6. SELECTED FINANCIAL DATA

      GB Holdings, Inc. and Subsidiaries

      The following table sets forth selected financial information for Holdings, and is qualified in its entirety by, and should be read in conjunction with, Holdings' Financial Statements and notes thereto contained elsewhere herein. The data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 have been derived from the audited financial statements of Holdings contained in Item 8 below.

      The Company implemented SOP 90-7 and as such, adopted "fresh start reporting" as of September 30, 2000. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. Accordingly, the Company's consolidated financial statements for periods prior to September 30, 2000 are not comparable to consolidated financial statements presented on or subsequent to September 30, 2000. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Balance Sheet to distinguish between the pre-reorganization and post-reorganization entities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (dollars in thousands except income per share and common shares)

Statement of Operations Data:

                                                   Post-reorganization               Pre-reorganization
                                                   -------------------    ------------------------------------------
                                                     October 1, 2000       January 1, 2000           Year Ended
                                                         through                through              December 31,
                                                    December 31, 2000     September 30, 2000 (1)       1999 (1)
                                                    -----------------     ---------------------  -------------------
Net revenues                                           $     56,569           $    191,207           $    246,895
                                                       ------------           ------------           ------------

Expenses:
 Departmental ...............................                55,285                160,729                215,272
 General and administrative .................                 2,175                  7,663                 10,586
 Depreciation and amortization ..............                 3,834                  9,414                 16,215
                                                       ------------           ------------           ------------
  Total Expenses ............................                61,294                177,806                242,073
                                                       ------------           ------------           ------------
 Income (loss) from operations ..............                (4,725)                13,401                  4,822
                                                       ------------           ------------           ------------
Non-operating income (expense):
 Interest income ............................                 1,338                    518                    649
 Interest expense ...........................                (3,133)                  (366)                  (295)
 Reorganization costs .......................                    34                 (2,807)                (2,154)
 Gain (loss) on disposal of assets ..........                   (11)                   (10)                   259
                                                       ------------           ------------           ------------
  Total non-operating expense, net ..........                (1,772)                (2,665)                (1,541)
                                                       ------------           ------------           ------------
Income (loss) before income taxes,
 extraordinary and other items ..............                (6,497)                10,736                  3,281
Valuation provision on affiliate receivables                     --                     --                     --
Write off deferred financing costs ..........                    --                     --                     --
                                                       ------------           ------------           ------------
Income (loss) before income taxes,
 and extraordinary item .....................                (6,497)                10,736                  3,281
Income tax provision ........................                    --                     --                   (133)
                                                       ------------           ------------           ------------
Income (loss) before extraordinary item .....                (6,497)                10,736                  3,148
Extraordinary item - early extinguishment of
 debt, net of related tax benefits ..........                    --                 14,795                     --
                                                       ------------           ------------           ------------
Net inome (loss) ............................          $     (6,497)          $     25,531           $      3,148
                                                       ============           ============           ============

Basic income (loss) per common share:
 Before extraordinary item ..................          $      (0.65)          $       1.07           $       0.32
 Extraordinary item .........................                    --                   1.48                     --
Net income (loss) per share .................          $      (0.65)          $       2.55           $       0.32
                                                       ============           ============           ============
Weighted average common shares                                                     (2)                    (2)
 outstanding ................................            10,000,000             10,000,000             10,000,000
                                                       ============           ============           ============

                                                                           Pre-reorganization
                                                        ----------------------------------------------------------
                                                        Year Ended             Year Ended             Year Ended
                                                        December 31,           December 31,           December 31,
                                                           1998(1)                 1997                   1996
                                                        ------------           ------------           ------------
Net revenues                                            $    237,344           $    256,255           $    264,761
                                                        ------------           ------------           ------------

Expenses:
 Departmental ...............................                202,532                215,907                235,285
 General and administrative .................                 12,497                 17,409                 18,486
 Depreciation and amortization ..............                 12,795                 14,062                 19,310
                                                        ------------           ------------           ------------
  Total Expenses ............................                227,824                247,378                273,081
                                                        ------------           ------------           ------------
 Income (loss) from operations ..............                  9,520                  8,877                 (8,320)
                                                        ------------           ------------           ------------
Non-operating income (expense):
 Interest income ............................                    961                  1,680                  1,590
 Interest expense ...........................                   (313)               (23,260)               (22,236)
 Reorganization costs .......................                 (4,069)                  (505)                    --
 Gain (loss) on disposal of assets ..........                    252                     59                     13
                                                        ------------           ------------           ------------
  Total non-operating expense, net ..........                 (3,169)               (22,026)               (20,633)
                                                        ------------           ------------           ------------
Income (loss) before income taxes,
 extraordinary and other items ..............                  6,351                (13,149)               (28,953)
Valuation provision on affiliate receivables                      --                 (9,650)                    --
Write off deferred financing costs ..........                     --                 (4,265)                    --
                                                        ------------           ------------           ------------
Income (loss) before income taxes,
 and extraordinary item .....................                  6,351                (27,064)               (28,953)
Income tax provision ........................                     --                (10,902)                (2,417)
                                                        ------------           ------------           ------------
Income (loss) before extraordinary item .....                  6,351                (37,966)               (31,370)
Extraordinary item - early extinguishment of
 debt, net of related tax benefits ..........                     --                    310                     --
                                                        ------------           ------------           ------------
Net inome (loss) ............................           $      6,351           $    (37,656)          $    (31,370)
                                                        ============           ============           ============

Basic income (loss) per common share:
 Before extraordinary item ..................           $       0.64           $      (3.80)          $      (3.14)
 Extraordinary item .........................                     --                   0.03                     --
Net income (loss) per share .................           $       0.64           $      (3.77)          $      (3.14)
                                                        ============           ============           ============
Weighted average common shares                                (2)                    (2)                    (2)
 outstanding ................................             10,000,000             10,000,000             10,000,000
                                                        ============           ============           ============

Balance Sheet Data:

                                                Post-reorganization                         Pre-reorganization
                                            ------------------------      --------------------------------------------------------
                                           December 31,   September 30,  December 31,    December 31,    December 31,   December 31,
                                              2000            2000           1999           1998            1997           1996
                                            ---------      ---------      ---------       ---------       ---------      ---------
Total assets .........................      $ 264,247      $ 272,676      $ 208,416       $ 199,148       $ 187,728      $ 224,438
Total long-term obligations ..........        110,838        110,858        197,898         198,234         205,932        203,942
Shareholder's equity (deficit) .......        118,503        125,000        (39,593)        (42,741)        (58,600)       (20,944)

----------
(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing was suspended.
(2) Income (loss) per share information is presented on a pro forma basis for periods presented prior to the Effective Date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Holdings, GB Property Funding and GBHC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to Holdings, GB Property Funding and GBHC or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

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

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Debtors. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note 2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with SOP 90-7 and include disclosure of liabilities subject to compromise (see Note 5). In addition, as a result of the Confirmation order and the occurrence of the Effective Date, and in accordance with SOP 90-7, Holdings has adopted "fresh start reporting" as of September 30, 2000. The emergence of Holdings from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

      On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution").

      Operating Activities

      At December 31, 2000, consolidated Holdings had cash and cash equivalents of $77.9 million. GBHC had cash and cash equivalents of $18.1 million. GBHC generated cash flow from operations of $11.8 million for the year ended December 31, 2000 compared to $18.6 million for the year ended December 31,1999. GBHC utilized cash generated by its operations, in part, during 2000 to fund capital additions of $17.3 million and to make obligatory investments of $2.8 million.

      Financing Activities

      On the Effective Date, GB Property Funding's existing debt securities, consisting of the Old Notes, and all of Holdings' Old Common Stock owned by PBV and GBLLC were cancelled. Also, on the Effective Date, 10,000,000 shares of New Common Stock were issued and outstanding. Of the 10,000,000 shares, 5,375,000 shares were distributed to the holders of the Old Notes in a pro rata distribution, and 4,625,000 shares were purchased by High River for $65 million. New Notes in the amount of $110,000,000 were issued and distributed to the holders of the Old Notes in a pro rata distribution. Total scheduled maturities of long term debt in 2001 are $467,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets prior to the Effective Date, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Proceeds from the sale of such assets, amounting to $4,000 and $263,000 for the years ended December 31, 2000 and 1999, respectively, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reductions on principal in accordance with the Order of the Bankruptcy Court, the Indenture Trustee advised Holdings (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the Indenture in partial satisfaction of the fees and expenses incurred by the Indentured Trustee in the Chapter 11 proceeding and (ii) that the Indenture Trustee included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes.

      Investing Activities

      Capital expenditures at the Sands during 2000 amounted to approximately $17.3 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. Holdings may require additional financing in connection with those activities. In connection with, among other things, obtaining any such financing, Holdings and its subsidiaries may seek to amend or supplement the terms of existing financing arrangements.

      In 1998, and as part of a certain settlement agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, New Jersey (the "Pacific Avenue Hotel") from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 on the Effective Date. The purchase price of the Pacific Avenue Hotel was $10 million. With Bankruptcy Court approval, Lieber closed on that purchase with funds advanced by GBHC in 1999. Demolition of the Pacific Avenue Hotel was completed in 1999 and construction of the new front entrance to the Sands' facility was completed in June 2000.

      GBHC also entered into an agreement with the entities controlling the Claridge, subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April 2000, closing took place on the CAB. GBHC demolished the CAB and will incorporate the land as part of its 2001 capital improvement plan.

      The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the CRDA in lieu of a certain investment alternative tax. Deposits made in 2000 totaled $2.8 million and are anticipated to be approximately $3.1 million during 2001. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid over the next 12 years based on an estimate of certain of the Sands' future CRDA deposit obligations. Certain CRDA Bonds totaling $441,000 were redeemed during the year ending December 31, 2000.

      Summary

      On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on both the Old Notes and the Subordinated Notes for periods subsequent to the filing was suspended. On August 14, 2000, the Bankruptcy Court confirmed the Plan and on September 29, 2000 the Plan became effective. Continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. Management believes that cash flows generated from operations during 2001, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

RESULTS OF OPERATIONS

      General

      The comparison of operating results for the years ended December 31, 2000, 1999 and 1998 is performed by comparing the operating results for the 2000 combined pre and post - reorganization periods to the actual results of 1999 and 1998 since operations have remained similar and such comparisons would not be misleading.

      The Sands income from operations for the year ended December 31, 2000 was $8.7 million compared to $4.8 million in 1999 and $9.5 million in 1998. Net Revenues increased slightly in 2000 ($900,000, 0.4%) as compared to 1999, and operating expenses decreased by $3.0 million (1.2%) for the same period. These operating expense decreases were due to decreases in depreciation and amortization of $3.0 million (18.3%), food & beverage $1.3 million (12.6%) and general and administrative of $800,000 (7.1%) partially offset by an increase in casino expenses of $2.6 million (1.3%). Operating results during 1999 were positively impacted by increased table drop and slot handle. The increased volume of play was slightly offset, however, by decreased table and slot hold percentages in 1999 compared to 1998. The negative publicity surrounding the Sands filing for bankruptcy protection on January 5, 1998 affected operating results for 2000, 1999 and 1998.

      Gaming Operations

      Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

      The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                                    Year Ended December 31,
                                                         -----------------------------------------------
                                                             2000              1999               1998
                                                         -----------       -----------       -----------
                                                                     (Dollars In Thousands)
Units: (at year-end)
  Table Games           - Sands                                   92               100                99
                        - Atlantic City (ex. Sands)            1,238             1,245             1,305
  Slot Machines         - Sands                                1,987             2,001             2,025
                        - Atlantic City (ex. Sands)           34,291            32,688            33,855

Gross Wagering (1)
  Table Games           - Sands                          $   471,769       $   461,512       $   426,343
                        - Atlantic City (ex. Sands)        7,157,418         7,182,588         7,211,706
  Slot Machines         - Sands                            2,114,444         1,985,311         1,886,901
                        - Atlantic City (ex. Sands)       35,714,927        33,935,558        31,925,805

Hold Percentages (2)
  Table Games           - Sands                                14.10%            14.60%            15.20%
                        - Atlantic City (ex. Sands)            15.50%            15.40%            15.40%
  Slot Machines         - Sands                                 7.60%             7.90%             8.00%
                        - Atlantic City (ex. Sands)             8.20%             8.20%             8.40%

Revenues (2)
  Table Games           - Sands                          $    66,456       $    67,301       $    64,744
                        - Atlantic City (ex. Sands)        1,110,512         1,104,835         1,109,111
  Slot Machines         - Sands                              160,223           157,141           151,749
                        - Atlantic City (ex. Sands)        2,923,224         2,795,221         2,668,533
  Other (3)             - Sands                                3,077             3,033             2,875
                        - Atlantic City                          N/A               N/A               N/A

(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines ("Handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission and are possibly higher than if computed on the accrual basis.

(3) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

      Patron Gaming Volume

      Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

      Table game drop at the Sands increased by $10.3 million (2.2%) in 2000 compared to 1999 and by $35.2 million (8.2%) in 1999 compared to 1998. By comparison, table game drop at all other Atlantic City casinos reflected a decrease of 0.4% in each year. As a result, the Sands table game market share (expressed as a percentage of the entire Atlantic City gaming industry (the "industry") aggregate table game drop) increased to 6.2% during 2000 from 6.0% in 1999 and from 5.6% in 1998. The Sands table game drop increase in 2000 is attributable to an increased volume of play from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash and/or complimentary rooms, food, beverage, entertainment and gifts ("rated players"). During 2000, the number of table games decreased 8.0% at the Sands, compared with a decrease of 0.6% at all other Atlantic City casinos. Table game drop in 1999 increased due to the volume of play from rated players. Aggregate gaming space at all other Atlantic City casinos decreased by approximately 29,000 square feet at December 31, 2000, compared to December 31, 1999. The amount of gaming space at the Sands remains virtually unchanged.

      Slot machine handle increased $129 million (6.5%) in 2000 compared to 1999 and by $98.4 million (5.2%) in 1999 compared to 1998. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos was 5.2% in 2000 compared to 1999 and 6.3% in 1999 compared to 1998. The Sands' market share of slot machine handle as a percentage of total industry slot handle has remained fairly stable at 5.6% in 2000, 5.5% in 1999, and 5.6% in 1998. The increased Sands slot handle during 2000 is primarily attributable to an increased volume of play from rated players although the volume of unrated slot play increased as well. The amount of available gaming space did not change significantly in 2000, but the number of slot machines decreased slightly as compared to 1999 and 1998. On an industry-wide basis, both total available gaming space and the number of slot machines decreased in 2000 compared to 1999. While the number of slot machines decreased slightly at the Sands during 2000, during the last half of 1998, 1999 and 2000 approximately 800 older, less popular slot machines were replaced with new and more popular machines as part of the Sands capital expenditure program.

      Revenues

      Casino revenues at the Sands increased by $2.3 million (1.0%) in 2000 compared to 1999 and by $8.1 million (3.7%) in 1999 compared to 1998. Increases in both table game and slot machine wagering were partially offset by decreases in table game and slot machine hold percentages in 2000 and 1999 compared to the respective prior year.

      Rooms' revenue increased $207,000 (2.2%) in 2000 compared to 1999 and by $73,000 (0.8%) in 1999 compared to 1998. The increase in 2000 was driven by a higher average daily room rate partially offset by a decrease in occupancy. The increase during 1999 was a result of higher occupancy partially offset by a decrease in the average daily room rate.

      Food and beverage revenues increased $453,000 (1.6%) in 2000 compared to 1999 and by $2.5 million (9.8%) in 1999 compared to 1998. The increase in 2000 was due to an increase in the revenue per cover. The growth in 1999 was due to an increase in both the number of covers and in revenue per cover.

      Other revenues decreased $1.5 million (24.5%) in 2000 compared to 1999 and increased $2.2 million (58.2%) in 1999 compared to 1998. The decrease in 2000 compared to 1999 was a result of a reduction in theater entertainment offerings. The increase in 1999 resulted from an increase in the number of theater entertainment offerings and the opening of a gift shop.

      Promotional Allowances

      Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances increased to 57.4% in 2000 from 54.9% in 1999 and 53.1% in 1998. The increase in 2000 is primarily attributable to changes in marketing programs and other promotional activities aimed at increasing gaming volume from rated players.

      Departmental Expenses

      Casino expenses at the Sands increased $2.6 million (1.3%) in 2000 compared to 1999 and by $11.2 million (6.0%) in 1999 compared to 1998. Continuing efforts to rebuild the patron base resulted in increased expenditures for marketing and advertising related to the Sands desire to develop programs and create market awareness for the purpose of driving additional patron volume. This increase in expenditures and related patron volume activity also resulted in an increase in the allocation of rooms, food and beverage and other expenses to casino expenses.

      Rooms expense decreased $89,000 (3.1%) in 2000 compared to 1999 and by $316,000 (10.0%) in 1999 compared to 1998. These decreases resulted from an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis. The 2000 decrease was partially offset by an increase in payroll and benefits.

      Food and beverage expense decreased $1.3 million (12.6%) in 2000 compared to 1999 and increased $276,000 (2.8%) in 1999 compared to 1998. The decrease in 2000 was due to more expenses being allocated to casino expenses due to the rise in food and beverage complimentaries. The increase in 1999 was due to increased food and beverage volume and related variable costs due to increased casino patronage. This increase was offset by the increase in the allocation of food and beverage costs to casino expense.

      Other expenses decreased $493,000 (11.6%) in 2000 compared to 1999 and increased by $1.6 million (62.9%) in 1999 compared to1998. The decrease in 2000 was due to cost savings with respect to reduced theater entertainment. The 1999 increase resulted from increased costs associated with increased theater entertainment and additional costs of goods relating to merchandise sold by a new gift shop. These increases were offset by the increase in the allocation of other expenses to casino expense.

      General and Administrative Expenses

      General and administrative expenses decreased $748,000 (7.1%) in 2000 compared to 1999 and by $1.9 million (15.3%) in 1999 compared to 1998. The decrease in 2000 was a result of reduced expenses in general insurance and electricity line items. In 1999 compared to 1998, management fees incurred by the Sands decreased by $2.4 million as a result of the filing of the Rejection Motion and the Settlement Agreement and

Second Settlement Agreement. There were no management fees incurred in 2000. The decrease in 1999 was partially offset by increased wages and benefits, particularly in the Facilities department, due to deferred maintenance in recent years.

      Depreciation and Amortization

      Depreciation and amortization expense decreased by $3.0 million (18.3%) in 2000 compared to 1999 and increased by $3.4 million (26.7%) in 1999 compared to 1998. The decrease in 2000 was due to a smaller contribution liability to the CRDA compared to 1999 and the redemption of bonds. The increase in 1999 was due to the expense associated with the recognition of the present value of a future donation liability to the CRDA for $2.7 million and the write-off of a deferred asset related to a previous CRDA donation in the amount of $765,000.

      Interest Income and Expense

      Interest income increased by $1.2 million (186.0%) in 2000 compared to 1999 and decreased by $312,000 (32.5%) in 1999 compared to 1998. The increase in 2000 was a result of interest earnings on the $65 million cash received on the Effective Date. The decrease in 1999 was because interest earned in 1998 included a one-time interest payment on an obligatory investment. Interest earned on cash balances accumulated as a result of the Chapter 11 filing (i.e., from not making debt service payments) is reflected in the accompanying consolidated financial statements as a reduction of reorganization costs while in reorganization.

      Interest expense increased $3.2 million (1086.0%) in 2000 compared to 1999 and decreased by $18,000 (5.8%) in 1999 compared to 1998. The increase in 2000 was a result of the issuance of the New Notes on the Effective Date. As a result of the Chapter 11 filing, the accrual of interest expense on the Old Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing were suspended.

      Non-recurring Items

      At December 31, 1997, GBHC reserved as uncollectible the balance of an advance to an affiliated company in the amount of $5.7 million together with interest amounting to $4.0 million. The $5.7 million advance as well as accrued interest amounting to $6.4 million along with the corresponding reserve was fully written off with the implementation of fresh start accounting in September, 2000.

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

      At December 31, 2000, Holdings and its subsidiaries have deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, Holdings had approximately $2.8 million in Federal NOL's, which were all utilized in the 1999 consolidated federal tax return of Holdings. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 2000.

      The Internal Revenue Service has completed an examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings was included. The results of this examination resulted in a reduction of Federal NOL's of Holdings prior to the Deconsolidation. However, since the Federal NOL's were fully reserved for as required by SFAS 109, this reduction did not impact Holdings statement of operations for the period as reported. The Internal Revenue Service is continuing to examine the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which Holdings' was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2000, that it is presently unable to estimate the impact of the Audit on the consolidated financial position or results of operations of GBCC. Holdings is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. Any such use of these NOL's, by either HCC and GBCC, are subject to the terms of a certain settlement agreement.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, Holdings outstanding debt was discharged (see Note 2). Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Management currently estimates that approximately $14.3 million of Holdings tax attributes relating to the tax bases of noncurrent assets will be reduced as of January 1, 2001. Holdings also had a change of ownership as defined under Internal Revenue Code Section 382 upon the effective date of the plan. Management currently estimates there will be no significant limitations on the ability of the company to use its tax credit carryforwards on a post confirmation basis as a result of this change of ownership.

      Extraordinary Item

      Holdings recorded an extraordinary gain of $14.8 million during 2000 as a result of the discharge of debt and satisfaction of claims associated with the company's emergence from Chapter 11 (see Note 2).

      Reorganization and Other Related Costs

      Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements, and other administrative costs. As noted previously, interest income on cash accumulated during the reorganization was reflected as a reduction to reorganization and other related costs.

      Reorganization cost increased $619,000 (28.7%) in 2000 compared to 1999 and decreased $1.9 million (47.1%) in 1999 compared to 1998. This increase is attributed to expenses associated with the fees that were required to be paid under the Plan.

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

      Private Securities Litigation Reform Act

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. Holdings, GB Property Funding and GBHC do not have securities subject to interest rate fluctuations and have not invested in derivative-based financial instruments.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
GB Holdings, Inc. and Subsidiaries
  Report of Independent Public Accountants .................................................... 24

  Consolidated Balance Sheets of GB Holdings, Inc.
   and Subsidiaries as of December 31, 2000 (Post-reorganization),
   September 30, 2000 (Post-reorganization) and December 31, 1999 (Pre-reorganization) ........ 25

  Consolidated Statements of Operations of GB Holdings, Inc.
   and Subsidiaries for the Period October 1, 2000 through December 31, 2000
   (Post-reorganization), January 1, 2000 through September 30, 2000
   (Pre-reorganization) and the Years Ended December 31, 1999 and 1998
   (Pre-reorganization) ........................................................................ 27

  Consolidated Statement of Changes in Shareholder's Equity (Deficit)
   of GB Holdings, Inc. and Subsidiaries for the Period October 1, 2000 through
   December 31, 2000 (Post-reorganization), January 1, 2000 through September 30,
   2000 (Pre-reorganization) and the Years Ended December 31,
   1999 and 1998 (Pre-reorganization) .......................................................... 28

  Consolidated Statements of Cash Flows of GB Holdings, Inc.
   and Subsidiaries for the Period October 1, 2000 through December 31, 2000
   (Post-reorganization), January 1, 2000 through September 30, 2000
   (Pre-reorganization) and the Years Ended December 31, 1999 and 1998
   (Pre-reorganization) ........................................................................ 29

  Notes to Consolidated Financial Statements of GB Holdings, Inc.
   and Subsidiaries ............................................................................ 30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. and subsidiaries (the Company, a Delaware corporation) as of December 31, 2000 (post-reorganization), September 30, 2000 (post-reorganization) and December 31, 1999 (pre-reorganization), and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the periods from October 1, 2000 through December 31, 2000 (post-reorganization), January 1, 2000 through September 30, 2000 (pre-reorganization) and the two years in the period ended December 31, 1999 (pre-reorganization). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB Holdings, Inc. and subsidiaries as of December 31, 2000 (post-reorganization), September 30, 2000 (post-reorganization) and December 31, 1999 (pre-organization), and the results of their operations and their cash flows for periods from October 1, 2000 through December 31, 2000 (post-reorganization), January 1, 2000 through September 30, 2000 (pre-reorganization), and the two years in the period ended December 31, 1999 (pre-reorganization) in conformity with accounting principles generally accepted in the United States.


                                                      ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 16, 2001

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 Post-reorganization            Pre-reorganization
                                                                        --------------------------------------   -----------------
                                                                        December 31, 2000   September 30, 2000   December 31, 1999
                                                                        -----------------   ------------------   -----------------
Current Assets:
        Cash and cash equivalents                                         $  77,903,000        $  85,678,000       $  20,897,000
        Accounts receivable, net of allowances
         of $11,408,000, $10,366,000 and
         $11,413,000, respectively                                           10,972,000            8,411,000           9,864,000
        Inventories                                                           2,851,000            2,590,000           3,784,000
        Deferred income taxes and income tax receivable                       1,159,000            1,159,000           3,478,000
        Prepaid expenses and other current assets                             3,687,000            2,563,000           2,502,000
                                                                          -------------        -------------       -------------

         Total current assets                                                96,572,000          100,401,000          40,525,000
                                                                          -------------        -------------       -------------

Property and Equipment:
        Land                                                                 54,814,000           54,654,000          50,777,000
        Buildings and improvements                                           81,203,000           79,631,000         185,508,000
        Equipment                                                            18,252,000           16,795,000         108,260,000
        Construction in progress                                              6,763,000            3,252,000           2,295,000
                                                                          -------------        -------------       -------------

                                                                            161,032,000          154,332,000         346,840,000
        Less - accumulated depreciation and
         amortization                                                        (2,706,000)                  --        (189,805,000)
                                                                          -------------        -------------       -------------

        Property and equipment, net                                         158,326,000          154,332,000         157,035,000
                                                                          -------------        -------------       -------------

Other Assets:
        Obligatory investments, net of allowances
         of $8,418,000, $9,806,000 and
         $9,122,000, respectively                                             7,918,000            9,286,000           8,386,000
        Other assets                                                          1,431,000            1,460,000           2,470,000
                                                                          -------------        -------------       -------------

         Total other assets                                                   9,349,000           10,746,000          10,856,000
                                                                          -------------        -------------       -------------

                                                                          $ 264,247,000        $ 265,479,000       $ 208,416,000
                                                                          =============        =============       =============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                   Post-reorganization            Pre-reorganization
                                                                          --------------------------------------   -----------------
                                                                          December 31, 2000   September 30, 2000   December 31, 1999
                                                                          -----------------   ------------------   -----------------
Current Liabilities Not Subject to Compromise:
        Current maturities of long-term debt                                $     467,000        $     483,000       $      79,000
        Accounts payable                                                        9,822,000            6,026,000           4,849,000
        Accrued liabilities -
         Salaries and wages                                                     4,424,000            4,151,000           3,458,000
         Interest                                                               3,092,000               67,000                  --
         Reorganization costs                                                   1,280,000            2,385,000           1,843,000
         Insurance                                                              2,411,000            2,335,000           1,872,000
         Other                                                                  5,336,000            6,067,000           5,879,000
        Due to affiliates                                                              --              290,000           1,099,000
        Other current liabilities                                               4,283,000            3,957,000           4,322,000
                                                                            -------------        -------------       -------------

         Total current liabilities                                             31,115,000           25,761,000          23,401,000
                                                                            -------------        -------------       -------------

Liabilities Subject to Compromise                                                      --                   --         217,028,000
                                                                            -------------        -------------       -------------

Long-Term Debt                                                                110,371,000          110,375,000             839,000
                                                                            -------------        -------------       -------------

Deferred Taxes and Other Noncurrent Liabilities                                 4,258,000            4,343,000           6,741,000
                                                                            -------------        -------------       -------------

Commitments and Contingencies

Shareholders' Equity (Deficit):
        New preferred stock, $.01 par value per share;
         5,000,000 shares authorized; 0 shares outstanding                             --                   --                  --
        New common stock, $.01 par value per share;
         20,000,000 shares authorized;
         10,000,000 shares outstanding                                            100,000              100,000                  --
        Old common stock, $1.00 par value per share;
         1,000 shares authorized and outstanding                                       --                   --               1,000
        Additional paid-in capital                                            124,900,000          124,900,000          27,946,000
        Accumulated deficit                                                    (6,497,000)                  --         (67,540,000)
                                                                            -------------        -------------       -------------

         Total shareholders' equity (deficit)                                 118,503,000          125,000,000         (39,593,000)
                                                                            -------------        -------------       -------------

                                                                            $ 264,247,000        $ 265,479,000       $ 208,416,000
                                                                            =============        =============       =============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Post-reorganization                     Pre-reorganization
                                                      -------------------   -------------------------------------------------------
                                                        October 1, 2000      January 1, 2000       Year Ended         Year Ended
                                                             through             through           December 31,       December 31,
                                                        December 31, 2000   September 30, 2000        1999                1998
                                                        -----------------   ------------------    -------------       -------------
Revenues:
 Casino                                                   $  52,026,000       $ 177,731,000       $ 227,475,000       $ 219,368,000
 Rooms                                                        2,307,000           7,173,000           9,273,000           9,200,000
 Food and beverage                                            7,201,000          21,122,000          27,870,000          25,381,000
 Other                                                          951,000           3,549,000           5,960,000           3,767,000
                                                          -------------       -------------       -------------       -------------
                                                             62,485,000         209,575,000         270,578,000         257,716,000
 Less - promotional allowances                               (5,916,000)        (18,368,000)        (23,683,000)        (20,372,000)
                                                          -------------       -------------       -------------       -------------
  Net revenues                                               56,569,000         191,207,000         246,895,000         237,344,000
                                                          -------------       -------------       -------------       -------------
Expenses:
 Casino                                                      51,439,000         149,087,000         197,906,000         186,761,000
 Rooms                                                          664,000           2,106,000           2,858,000           3,174,000
 Food and beverage                                            2,292,000           6,685,000          10,274,000           9,998,000
 Other                                                          890,000           2,851,000           4,234,000           2,599,000
 General and administrative                                   2,175,000           7,663,000          10,586,000          12,497,000
 Depreciation and amortization, including
  write off of net CRDA obligations                           3,834,000           9,414,000          16,215,000          12,795,000
                                                          -------------       -------------       -------------       -------------
  Total expenses                                             61,294,000         177,806,000         242,073,000         227,824,000
                                                          -------------       -------------       -------------       -------------
Income (loss) from operations                                (4,725,000)         13,401,000           4,822,000           9,520,000
                                                          -------------       -------------       -------------       -------------
Non-operating income (expense):
 Interest income                                              1,338,000             518,000             649,000             961,000
 Interest expense (contractual interest of
  $16,545,000 for the nine months
  ended September 30, 2000 and
  $22,079,000 and $22,106,000
  in 1999 and 1998, respectively)                            (3,133,000)           (366,000)           (295,000)           (313,000)
 Reorganization and other related costs                          34,000          (2,807,000)         (2,154,000)         (4,069,000)
 Gain (loss) on disposal of assets                              (11,000)            (10,000)            259,000             252,000
                                                          -------------       -------------       -------------       -------------
  Total non-operating expense, net                           (1,772,000)         (2,665,000)         (1,541,000)         (3,169,000)
                                                          -------------       -------------       -------------       -------------
Income (loss) before income taxes and
 extraordinary item                                          (6,497,000)         10,736,000           3,281,000           6,351,000
 Income tax provision                                                --                  --            (133,000)                 --
                                                          -------------       -------------       -------------       -------------
Income (loss) before extraordinary item                      (6,497,000)         10,736,000           3,148,000           6,351,000
 Extraordinary gain on pre-petition
  debt discharge                                                     --          14,795,000                  --                  --
                                                          -------------       -------------       -------------       -------------
Net income (loss)                                         $  (6,497,000)      $  25,531,000       $   3,148,000       $   6,351,000
                                                          =============       =============       =============       =============

Basic income (loss) per common share:                     $       (0.65)
                                                          =============
Weighted average common shares
 outstanding                                                 10,000,000
                                                          =============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)

 For the Period October 1, 2000 through December 31, 2000 (Post-reorganization),
         January 1, 2000 through September 30, 2000 (Pre-reorganization) and the years Ended December 31, 1999 and 1998 (Pre-reorganization)

                                                                       Common Stock                 Additional
                                                                -----------------------------         Paid-in          Accumulated
                                                                  Shares           Amount             Capital            Deficit
                                                                ----------      -------------      -------------      -------------
BALANCE, January 1, 1998 (Pre-reorganization)                        1,000      $       1,000      $  18,438,000      $ (77,039,000)
 Capital contribution                                                   --                 --          9,508,000                 --
 Net income                                                             --                 --                 --          6,351,000
                                                                ----------      -------------      -------------      -------------

BALANCE, December 31, 1998 (Pre-reorganization)                      1,000              1,000         27,946,000        (70,688,000)
 Net income                                                             --                 --                 --          3,148,000
                                                                ----------      -------------      -------------      -------------

BALANCE, December 31, 1999 (Pre-reorganization)                      1,000              1,000         27,946,000        (67,540,000)
 Net income pre-reorganization                                                                                           25,531,000
 Cancellation of old common stock
  pursuant to the plan for reorganization                           (1,000)            (1,000)             1,000                 --
 Issuance of new common stock pursuant
  to the plan for reorganization                                10,000,000            100,000         64,954,000                 --
 Elimination of accumulated deficit
  pursuant to the plan of reorganization                                --                 --        (42,009,000)        42,009,000
 Additional paid in capital pursuant to the
  plan of reorganization                                                --                 --         74,008,000                 --
                                                                ----------      -------------      -------------      -------------

BALANCE, September 30, 2000 (Post-reorganization)               10,000,000            100,000        124,900,000                 --
 Net loss post-reorganization                                           --                 --                 --         (6,497,000)
                                                                ----------      -------------      -------------      -------------

BALANCE, December 31, 2000 (Post-reorganization)                10,000,000      $     100,000      $ 124,900,000      $  (6,497,000)
                                                                ==========      =============      =============      =============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                      GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Post-reorganization                 Pre-reorganization
                                                             -------------------  -------------------------------------------------
                                                              October 1, 2000      January 1, 2000     Year Ended       Year Ended
                                                                   through             through         December 31,     December 31,
                                                              December 31, 2000   September 30, 2000      1999             1998
                                                              -----------------   ------------------  ------------     ------------
OPERATING ACTIVITIES:
 Net income (loss)                                              $ (6,497,000)        $ 25,531,000     $  3,148,000     $  6,351,000
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Extraordinary gain on prepetition debt discharge                       --          (14,795,000)              --               --
   Write off of reorganization related costs                              --                   --          262,000          942,000
   Depreciation and amortization, including
   write off of CRDA obligations                                   3,834,000            9,414,000       16,215,000       12,795,000
   (Gain) Loss on disposal of assets                                  11,000               10,000         (259,000)        (252,000)
   Provision for doubtful accounts                                 1,423,000            1,637,000        2,418,000        1,667,000
   Deferred income tax provision (benefit)                                --                   --         (133,000)               0
   Increase in accounts receivable                                (3,157,000)            (184,000)      (4,854,000)      (1,301,000)
   Increase in accounts payable and accrued expenses               1,266,000            2,975,000        1,096,000        3,505,000
   Net change in other current assets and liabilities               (907,000)           1,239,000          872,000          (44,000)
   Net change in other noncurrent assets and liabilities            (102,000)          (9,889,000)        (175,000)      (2,800,000)
                                                                ------------         ------------     ------------     ------------

     Net cash provided by (used in) operating activities          (4,129,000)          15,938,000       18,590,000       20,863,000
                                                                ------------         ------------     ------------     ------------
INVESTING ACTIVITIES:
 Purchase of property and equipment                               (2,934,000)         (14,422,000)     (18,676,000)      (7,972,000)
 Purchase of Lieber Check Cashing (net of cash acquired)                  --                   --               --         (245,000)
 Proceeds from disposition of assets                                      --               13,000          259,000          259,000
 Proceeds from sale of investments                                   111,000              330,000            2,000          177,000
 Obligatory investments                                             (803,000)          (2,014,000)      (2,786,000)      (2,820,000)
                                                                ------------         ------------     ------------     ------------
   Net cash used in investing activities                          (3,626,000)         (16,093,000)     (21,201,000)     (10,601,000)
                                                                ------------         ------------     ------------     ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                   --           65,000,000               --               --
 Repayment of long-term debt                                         (20,000)             (64,000)        (336,000)        (289,000)
 Borrowings from affiliates                                               --                   --               --               --
                                                                ------------         ------------     ------------     ------------
   Net cash (used in) provided by financing activities               (20,000)          64,936,000         (336,000)        (289,000)
                                                                ------------         ------------     ------------     ------------
   Net increase (decrease) in cash and cash equivalents           (7,775,000)          64,781,000       (2,947,000)       9,973,000
     Cash and cash equivalents at beginning of period             85,678,000           20,897,000       23,844,000       13,871,000
                                                                ------------         ------------     ------------     ------------
     Cash and cash equivalents at end of period                 $ 77,903,000         $ 85,678,000     $ 20,897,000     $ 23,844,000
                                                                ============         ============     ============     ============

                      GB HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant asset is its investment in GBHC, and as of the Effective Date, defined below, $59.3 million in cash (see Note 2). Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

      On January 5, 1998, GBHC, Holdings and GB Property Funding (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the "Plan") for the Debtors. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note 2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and include disclosure of liabilities subject to compromise (see Note 5). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, Holdings has adopted "fresh start reporting" in the preparation of the accompanying December 31, 2000 consolidated financial statements. The emergence of Holdings from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

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

(2)   Financial Reorganization

      On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued by GB Property Funding (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution"). In addition, $65,000,000 in cash was obtained from affiliates of the majority shareholder.

      Pursuant to SOP 90-7, "fresh start reporting" has been reflected as of September 30, 2000 in the accompanying consolidated financial statements because: (i) the sum of the allowed claims, plus postpetition liabilities, exceeded the reorganization value of the preconfirmation assets of the emerging entity and (ii) Holdings experienced a change of control (as defined in SOP 90-7). SOP 90-7 requires under these circumstances the creation of a new reporting entity and the recordation of assets and liabilities at their fair values. In support of the restructuring process, the Debtors retained an independent third party to determine, among other things, the value of the equity of Holdings. This independent third party set the value of the equity between a range of $11 and $14 per share. The Bankruptcy Court, considering the testimony of that third party and others offered at the confirmation hearing on the Plan, accepted this range and used the mid-point of $12.50 per share for the purpose of determining the value of the unsecured portion of the claim of the holders of the Old Notes. For these reasons, Holdings has set the value of the post confirmation assets of the reorganized entity based upon that value of the equity and the New Notes and by the post petition liabilities assumed. The resulting difference between the equity, New Notes and post petition liability assumed and the liabilities subject to compromise and equity eliminated has been allocated to long term assets based upon a pro rata determination of their fair values, as required by SOP 90-7.

      The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 30, 2000 consolidated financial statements. Holdings' post confirmation consolidated balance sheet as of

                       GB HOLDINGS, INC. AND SUBSIDIARIES

September 30, 2000 reflects the adoption of "fresh start reporting" and becomes the opening balance sheet for the "reorganized" corporation. The gain from the discharge of debt has been reflected as an extraordinary item.

      The effect of the adoption of "fresh start reporting" on the consolidated balance sheet as of September 30, 2000 is reflected in the following table:

                Adjustments to Record the Plan of Reorganization
                             (Dollars In Thousands)

                                                Pre-reorganization                                               Post-reorganization
                                                   Consolidated         Reorganization          Fresh Start          Consolidated
                                                   Balance Sheet          Adjustments           Adjustments          Balance Sheet
                                                     ---------             ---------             ---------             ---------
 Assets
 Current Assets:
   Cash & cash equivalents                           $  26,373             $  59,305             $      --             $  85,678
   Accounts receivable, net                              8,411                    --                    --                 8,411
   Other current assets                                  9,699                (3,387)                   --                 6,312
                                                     ---------             ---------             ---------             ---------
Total  Current Assets                                   44,483                55,918                    --               100,401
Property & Equipment, net                              165,090                    --               (10,758)              154,332
Other Assets                                            11,576                    --                  (830)               10,746
                                                     ---------             ---------             ---------             ---------
Total Assets                                         $ 221,149             $  55,918             $ (11,588)            $ 265,479
                                                     =========             =========             =========             =========
Liabilities & Shareholders'
   Equity (Deficit)
Current Liabilities:
   Current maturities of
     long-term debt                                  $     483             $      --             $      --             $     483
   Accounts payable                                      6,026                    --                    --                 6,026
   Accrued expenses                                     15,295                    --                    --                15,295
   Other current liabilities                             3,957                    --                    --                 3,957
                                                     ---------             ---------             ---------             ---------
Total Current Liabilities                               25,761                    --                    --                25,761
Liabilities Subject to Compromise                      216,140              (216,140)                   --                    --
Long-Term Debt                                             375               110,000                    --               110,375
Deferred Taxes and Other                                 7,730                (3,387)                   --                 4,343
                                                     ---------             ---------             ---------             ---------
Total Liabilities                                      250,006              (109,527)                   --               140,479
                                                     ---------             ---------             ---------             ---------
Shareholders' Equity (Deficit):
   Common stock - old                                        1                    (1)                   --                    --
   Common stock - new
    (10,000,000 shares)                                     --                   100                    --                   100
   Additional paid in capital                           27,946               150,551               (53,597)              124,900
   Accumulated earnings (deficit)                      (56,804)               14,795                42,009                    --
                                                     ---------             ---------             ---------             ---------
Total Shareholders' Equity (Deficit)                   (28,857)              165,445               (11,588)              125,000
                                                     ---------             ---------             ---------             ---------
Total Liabilities & Shareholders'
   Equity (Deficit)                                  $ 221,149             $  55,918             $ (11,588)            $ 265,479
                                                     =========             =========             =========             =========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

      Assuming the reorganization had been effective January 1, 2000, depreciation and amortization expense would have decreased an estimated $1,100,000 and interest expense would have increased an estimated $9,008,000 for the year ended December 31, 2000. On a pro forma basis, reorganization costs of $2,773,000 and the extraordinary gain on pre-petition debt discharge of $14,795,000 would not have been reported in 2000.

(3)   Summary of Significant Accounting Policies

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

      The estimated value of rooms, food and beverage and other items that were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included in casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department were as follows:

                                            Post-reorganization                             Pre-reorganization
                                             -----------------      ---------------------------------------------------------------
                                              October 1, 2000         January 1, 2000            Year Ended              Year Ended
                                                  through                through                December 31,            December 31,
                                             December 31, 2000      September 30, 2000             1999                     1998
                                             -----------------      ------------------          -----------             -----------
Rooms                                           $ 1,630,000             $ 4,299,000             $ 5,422,000             $ 5,120,000
Food and Beverage                                 6,867,000              18,745,000              23,703,000              21,872,000
Other                                               602,000               3,172,000               5,127,000               2,934,000
                                                -----------             -----------             -----------             -----------
                                                $ 9,099,000             $26,216,000             $34,252,000             $29,926,000
                                                ===========             ===========             ===========             ===========

Cash and cash equivalents -

      Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

Allowance for doubtful accounts -

      The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,423,000 for the period October 1, 2000 through December 31, 2000 and $1,637,000 for the period January 1, 2000 through September 30, 2000 were recorded in the accompanying consolidated statements of operations. Provisions for doubtful accounts amounting to $2,418,000 and $1,667,000 were recorded in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 1998, respectively.

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

Deferred financing costs -

      The costs of issuing long-term debt, including all underwriting, legal and accounting fees, were capitalized and are being amortized over the term of the related debt issue. Deferred financing costs of $180,000 were incurred in connection with Holdings' offering of $110,000,000 11% First Mortgage Notes. For the three months ended December 31, 2000, $10,000 of deferred financing costs were amortized. There was no amortization of deferred financing costs for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998.

Long-lived assets -

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As of September 30, 2000, assets were valued in accordance with SOP 90-7 (see Note
2). As a result of its review, Holdings does not believe that any material impairment currently exists related to its long-lived assets.

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

Income taxes -

      Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC (see Note 6).

Income (Loss) Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires, among other things, the disclosure of basic earnings per share for public companies. Since the capital structure of Holdings is simple, in that no potentially dilutive securities were outstanding during the periods presented, only basic income (loss) per share disclosure is required. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

      Additionally, SFAS 128 requires among other things, the income (loss) per share effect of extraordinary items and is computed by dividing the extraordinary item by the weighted average number of common shares outstanding.

      On a pro forma basis, for periods presented prior to the Effective Date, the income per share would have been as follows:

                                                                Pre-reorganization
                                        ------------------------------------------------------------------
                                         January 1, 2000            Year Ended               Year Ended
                                              through               December 31,            December 31,
                                        September 30, 2000              1999                    1998
                                        ------------------         --------------           --------------
Basic income per common share:
  Before extraordinary item               $         1.07           $         0.32           $         0.64
  Extraordinary item                                1.48                       --                       --
Net income per share                      $         2.55           $         0.32           $         0.64
                                          ==============           ==============           ==============
Weighted average common shares
  outstanding                                 10,000,000               10,000,000               10,000,000
                                          ==============           ==============           ==============

New Accounting Pronouncement -

      In June 1999, the Financial Accounting Standards Board adopted SFAS 137, which deferred for one year the effective date for Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities.," (SFAS No. 133) which is now required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Reclassifications -

      Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 consolidated financial statement presentations.

(4)   Long-Term Debt

      Long-term debt is comprised of the following:

                                                                         Post-reorganization                     Pre-reorganization
                                                              -------------------------------------------         -----------------
                                                              December 31, 2000        September 30, 2000         December 31, 1999
                                                              -----------------        ------------------         -----------------
10 7/8% first mortgage notes due 2004 (a)                       $          --             $          --             $ 181,980,000
14 5/8% affiliate loan, due 2005 (b)                                       --                        --                10,000,000
11% first mortgage notes, due 2005 (c)                            110,000,000               110,000,000                        --
Lieber mortgage (d)                                                   450,000                   466,000                   513,000
Other                                                                 388,000                   392,000                   405,000
                                                                -------------             -------------             -------------
        Total indebtedness                                        110,838,000               110,858,000               192,898,000
Less - current maturities                                            (467,000)                 (483,000)                  (79,000)
Less - debt subject to compromise (Note 3)                                 --                        --              (191,980,000)
                                                                -------------             -------------             -------------
        Total long-term debt                                    $ 110,371,000             $ 110,375,000             $     839,000
                                                                =============             =============             =============

(a) On February 17, 1994, GBHC obtained the net proceeds from the sale by GB Property Funding of $185,000,000 of Old Notes. Interest on the Old Notes accrued at the rate of 10 7/8% per annum, payable semiannually. Interest only was payable during the first three years. Thereafter, semiannual principal payments of $2,500,000 were due on each interest payment date with the balance due at maturity. Holdings acquired $2,500,000 face amount of Old Notes at a discount during May 1997, which it used during June

                       GB HOLDINGS, INC. AND SUBSIDIARIES

      1997 to make its July 15, 1997 required principal payment. As a result of the filing under Chapter 11, the debt service payments due subsequent to January 5, 1998 were not made. The accrual of interest on the Old Notes for periods subsequent to the filing was suspended. As a result of the Confirmation Order and the occurrence of the Effective Date, the Old Notes have been satisfied and discharged.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets prior to the Effective Date, which were part of the security for the Old Notes, had to be remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Proceeds from the sale of such assets amounting to $4,000, $263,000 and $257,000, for the nine months ended September 30, 2000 and years ending December 31, 1999 and 1998, respectively, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reduction in principal in accordance with the Order of the Bankruptcy Court, the Indenture Trustee advised Holdings (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the indenture for the Old Notes in partial satisfaction of the fees and expenses incurred by the Indenture Trustee in the Chapter 11 proceeding and (ii) that the Indenture Trustee included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes.

(b) On February 17, 1994, PRT Funding Corp. ("PRT"), then an affiliate, loaned GBHC $10,000,000 under a promissory note (the "PRT Subordinated Note"), which was subordinated to the Old Notes. The PRT Subordinated Note was due on February 17, 2005 and bore interest at the rate of 14 5/8% per annum, payable semiannually. Interest was paid only through February 17, 1996. The accrual of interest on the PRT Subordinated Note for periods subsequent to the filing under Chapter 11 was suspended. As a result of the confirmation of a certain plan of reorganization of PRT Funding Corp. in October 1999, the PRT Subordinated Note was transferred to GBLLC, whose sole member was PPI. As a result of the Confirmation Order and the occurrence of the Effective Date, the PRT Subordinated Note was satisfied and discharged.

(c) As result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Old Notes were cancelled and replaced with $110,000,000 of 11% first mortgage notes due 2005. Interest on the New Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principle is due on September 29, 2005. The New Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

      The indenture for the New Notes contains various provisions, which, among other things, restrict the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations, and contain certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

(d) On September 2, 1998, GBHC acquired the membership interests in Lieber which owned a certain parcel of land on Pacific Avenue in Atlantic City until transferring it to GBHC in September 2000. Principal

                       GB HOLDINGS, INC. AND SUBSIDIARIES
      mortgage indebtedness at the time of acquisition was $591,000 and bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten-year amortization schedule. The balance of the note is due in July 2001.

      Scheduled payments of long-term debt as of December 31, 2000 are set forth below:

                         2001              $    467,000
                         2002                    19,000
                         2003                    21,000
                         2004                    23,000
                         2005               110,026,000
                         Thereafter             282,000
                                           ------------
                            Total          $110,838,000
                                           ============

      Interest paid amounted to $18,000 for the three months ended December 31, 2000 and $57,000 for the nine months ended September 30, 2000. Interest paid amounted to $79,000 and $56,000, respectively, for the years ended December 31, 1999 and 1998. At December 31, 2000 and September 30, 2000, accrued interest on the New Notes was $3,025,000 and $67,000, respectively. At December 31, 1999, accrued interest on the Old Notes in the amount of $9,373,000 is included with liabilities subject to compromise on the accompanying consolidated balance sheets.

(5)   Liabilities Subject to Compromise

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, liabilities subject to compromise were discharged as of the Effective Date (see Note 2).

      Liabilities subject to compromise consisted of the following at December 31, 1999:

          Accounts payable and accrued liabilities        $  6,811,000
          Old Notes (Note 4)                               181,980,000
          PRT Subordinated Note (Note 4)                    10,000,000
          Borrowings from affiliate (Note 7)                 5,000,000
          Accrued interest (Notes 4 and 7)                  12,855,000
          Due to affiliates                                    382,000
                                                          ------------

              Total                                       $217,028,000
                                                          ============

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(6)   Income Taxes

      The components of the provision (benefit) for income taxes are as follows:

                                         Post-reorganization                    Pre-reorganization
                                         -------------------   ----------------------------------------------------
                                           October 1, 2000       January 1, 2000     Year Ended        Year Ended
                                                through              through         December 31,      December 31,
                                          December 31, 2000    September 30, 2000       1999              1998
                                          -----------------    ------------------    -----------       ------------
Federal income tax provision (benefit):        $                 $                 $                  $
  Current                                             --                 --          (133,000)              --
  Deferred                                            --                 --                --               --

State income tax provision (benefit):
  Current                                             --                 --                --               --
  Deferred                                            --                 --                --               --
                                               ---------         ----------        -----------        --------
                                               $      --          $      --         $(133,000)        $     --
                                               =========         ==========        ===========        ========

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

      At December 31, 2000, Holdings and its subsidiaries have deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, Holdings had approximately $2.8 million in Federal NOL's, which were all utilized in the 1999 consolidated federal tax return of Holdings. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. As a result of book and tax losses incurred in 1997 and the filing under

                       GB HOLDINGS, INC. AND SUBSIDIARIES

Chapter 11 by Holdings in January 1998, management is unable to determine that realization of Holdings' deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 2000.

      The Internal Revenue Service has completed an examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which Holdings was included. The results of this examination resulted in a reduction of Federal NOL's of Holdings prior to the Deconsolidation. However, since the Federal NOL's were fully reserved for as required by SFAS 109, this reduction did not impact Holdings statement of operations for the period as reported. The Internal Revenue Service is continuing to examine the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which Holdings' was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2000, that it is presently unable to estimate the impact of the Audit on the consolidated financial position or results of operations of GBCC. Holdings is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. Any such use of these NOL's, by either HCC and GBCC, are subject to the terms of a certain settlement agreement.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, Holdings outstanding debt was discharged (see Note 2). Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Management currently estimates that approximately $14.3 million of Holdings tax attributes relating to the tax bases of noncurrent assets will be reduced as of January 1, 2001. Holdings also had a change of ownership as defined under Internal Revenue Code Section 382 upon the effective date of the plan. Management currently estimates there will be no significant limitations on the ability of the company to use its tax credit carryforwards on a post confirmation basis as a result of this change of ownership.

(7)   Transactions with related parties

      Prior to July 8, 1998, an indirect subsidiary of GBCC was responsible for the operations of GBHC under a management agreement. Under the agreement, the indirect subsidiary was entitled to receive certain fees determined by gross operating profit. Effective May 1 and through September 28, 1998, as a result of certain legal proceedings in the Bankruptcy Court, the agreement was suspended and replaced with a certain fixed fee agreement under which GBHC agreed to pay a monthly fee of $165,000, consisting of a current fee of $122,000 and a deferred fee of $43,000. The management agreement was later terminated during the Chapter 11

                       GB HOLDINGS, INC. AND SUBSIDIARIES
proceedings without further liability. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan (see Note
2), the deferred fees in the amount of $211,000 were paid on the Effective Date.

      GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $66,000 for the three months ended December 31, 2000 and $215,000, during the nine months ended September 30, 2000. For the years ended December 31, 1999 and 1998, such charges amounted to $278,000 and $275,000, respectively.

      As a result of a certain settlement agreement and the occurrence of the Effective Date, an advance from GBHC to another GBCC subsidiary in the amount of $5,672,000 became uncollectible and was written off. As the advance, together with interest amounting to $6,474,000 at September 30, 2000 and $5,850,000 at December 31, 1999, were fully reserved, this write-off did not impact Holdings consolidated statement of operations for the period.

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

      There was no interest expense incurred with respect to affiliate advances and borrowings for the three months ended December 31, 2000, the nine months ended September 30, 2000 and the year ended December 31, 1999. For the year ended December 31, 1998, net interest expense incurred with respect to affiliate advances and borrowings was $36,000.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

      GBHC previously performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC previously was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that related to GBHC's business. Such affiliate transactions are summarized below:

                                  Post-reorganization                                   Pre-reorganization
                                  ------------------            ----------------------------------------------------------------
                                    October 1, 2000              January 1, 2000             Year Ended             Year Ended
                                        through                      through                 December 31,           December 31,
                                   December 31, 2000            September 30, 2000              1999                    1998
                                   -----------------            ------------------           -----------             -----------
Billings to affiliates               $          --                 $         --              $    24,000             $   213,000
Charges from affiliates                         --                      429,000                  983,000                 983,000

(8)   New Jersey Regulations and Obligatory Investments

      The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to the Sands was renewed by the Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 and the 2000 financial projections were filed. The Sands license was renewed by the Commission in September 2000 and extended through September 2004. The Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

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

      As of December 31, 2000, September 30, 2000 and December 31, 1999, the Sands had purchased bonds totaling $6,894,000, $6,733,000 and $7,001,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 2000, September 30, 2000 and December 31, 1999 of $9,442,000, $12,359,000 and $10,507,000, respectively. The bonds purchased and the amounts on deposit and

                       GB HOLDINGS, INC. AND SUBSIDIARIES
held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

      Obligatory investments at December 31, 2000, September 30, 2000 and December 31, 1999 are net of accumulated valuation allowances of $8,418,000, $9,806,000 and $9,122,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the three months ended December 31, 2000 and the nine months ended September 30, 2000 amounted to $243,000 and $1,044,000, respectively. Provisions for valuation allowances during the years ended December 31, 1999 and 1998 amounted to $1,478,000 and $2,724,000, respectively. In 1999, the Sands expensed $3,490,000 associated with the recognition of a future contribution liability to the CRDA in connection with renovation related to the Atlantic City Boardwalk Convention Center. The liability represents the present value of the future cash contributions committed to the CRDA.

      The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During the three months ended December 31, 2000, the Sands contributed $3,310,000 of its escrowed funds to a CRDA sponsored project and will receive a cash refund of $828,000 in consideration for the contribution. Prior to this, the CRDA had granted the Sands waivers of certain of its future Deposit obligations in consideration of similar contributions. The Sands had made such contributions of Deposits during the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998 totaling $142,000, $176,000 and $146,000, respectively, resulting in waivers granted by the CRDA for those periods totaling $72,000, $90,000 and $74,000, respectively. Intangible assets aggregating $1,211,000, $1,262,000 and $1,413,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 2000, September 30, 2000 and December 31, 1999, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of intangible assets totaled $51,000, $151,000, $967,000 and $203,000 for the three months ended December 31, 2000, the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998, respectively. In 1999, GBHC wrote off an intangible asset in the amount of $765,000 because the project no longer provided any benefit to the company.

(9)   Legal Proceedings

      On January 5, 1998, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 1 and Note 2).

      In 1998, GBHC also filed an action in the Bankruptcy Court to recover the rights to purchase the Pacific Avenue Hotel against GBCC, certain affiliates of GBCC, and certain former directors of GBHC and to enjoin the use of the Federal NOL's of Holdings and its subsidiaries. That action was settled and, among other things, GBHC recovered the rights to purchase the Pacific Avenue Hotel, the parties entered into certain general releases, and Holdings and its subsidiaries agreed to be included in the consolidated tax return of GBCC for calendar years 1997 and 1998.

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996, 1997, 1998, 1999 and 2000. The City of Atlantic City has also appealed the amount of the assessments for the same years. GBHC expects to file an appeal for 2001.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

      GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, GBHC does not expect the settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of Holdings and GBHC. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

(11)  Acquisition of Claridge Administration Building

      In April, 2000, GBHC entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge") to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the boardwalk to the Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other current and other noncurrent liabilities sections of the balance sheet.

(12)  Supplemental Cash Flow Information

      As part of a certain settlement agreement, GBHC settled certain intercompany obligations on a noncash basis. Loans to GBHC from GBCC, totaling $8,000,000 along with accrued interest totaling $1,508,000, and a deferred federal tax asset of GBHC's, totaling $10,902,000, representing a claim against an affiliate for the overpayment of federal income taxes under a previously existing tax sharing agreement, were mutually released. As the deferred federal tax asset had been previously fully reserved, as required by SFAS 109, this mutual release resulted in the recording of a capital contribution in the amount of $9,508,000 on the accompanying consolidated balance sheet at December 31, 1998. The effects of this settlement have been excluded from the accompanying statement of cash flows as noncash transactions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

      Interest and Income Taxes paid during the periods presented are set forth below:

                                  Post-reorganization                                   Pre-reorganization
                                  ------------------            ----------------------------------------------------------------
                                    October 1, 2000              January 1, 2000             Year Ended             Year Ended
                                        through                      through                 December 31,           December 31,
                                   December 31, 2000            September 30, 2000              1999                    1998
                                   -----------------            ------------------           -----------             -----------
Interest paid                        $     18,000                  $     57,000              $    79,000             $    56,000
                                     ============                  ============              ===========             ===========
Income taxes paid                    $         --                  $    932,000              $   355,000             $        --
                                     ============                  ============              ===========             ===========

(13)  Disclosures about Fair Value of Financial Instruments

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

      The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 2000 and 1999 are as follows:

                                                                  December 31, 2000                     December 31, 1999
                                                         --------------------------------        -----------------------------------
                                                           Carrying                                Carrying
                                                            Amount            Fair Value            Amount             Fair Value
                                                         ------------        ------------        ------------        ---------------
Financial Assets:
  Cash and cash equivalents                              $ 77,903,000        $ 77,903,000        $ 20,897,000        $    20,897,000
  Obligatory investments                                    7,918,000           7,918,000           8,386,000              8,386,000

Financial Liabilities:
  Interest payable                                          3,092,000           3,092,000           9,373,000                    n/a
  PCC Subordinated Note                                            --                  --           5,000,000                    n/a
  PRT Subordinated Note                                            --                  --          10,000,000                    n/a
  Interest on affiliate borrowings                                 --                  --           3,482,000                    n/a
  Old Notes                                                        --                  --         181,980,000                    n/a
  Lieber Mortgage                                             450,000             450,000             513,000                513,000
  Other notes payable                                         388,000             388,000             405,000                405,000
  New Notes                                               110,000,000         110,000,000                  --                     --

(14)  Selected Quarterly Financial Data (Unaudited)

                                                                     Quarter
                                      ------------------------------------------------------------------------
                                         First               Second              Third               Fourth
                                      ------------        ------------        ------------        ------------
Year Ended December 31, 2000
  Net revenues                        $ 58,789,000        $ 63,605,000        $ 68,813,000        $ 56,569,000
                                      ============        ============        ============        ============

  Net income (loss)                   $  1,136,000        $  2,699,000        $ 21,696,000(a)     $ (6,497,000)
                                      ============        ============        ============        ============

Year Ended December 31, 1999
  Net revenues                        $ 57,927,000        $ 64,887,000        $ 66,877,000        $ 57,204,000
                                      ============        ============        ============        ============

  Net income (loss)                   $    490,000        $  4,990,000        $    324,000        $ (2,656,000)
                                      ============        ============        ============        ============

(a) Net income for the Third Quarter of 2000 was impacted by the extraordinary gain on pre-petition debt discharge of $14,795,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None of the Registrants had disagreements with its independent accountants to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      The Board of Directors of Holdings consists of: Carl C. Icahn, Michael L. Ashner, Martin Hirsch, Alfred J. Luciani and John P. Saldarelli. The Board of Directors of GB Property Funding consists of: Carl C. Icahn, Michael C. Ashner, Martin Hirsch, Alfred J. Luciani and John P. Saldarelli. The Board of Directors of GBHC consists of: Carl C. Icahn, Martin Hirsch, Alfred J. Luciani and John P. Saldarelli and, subject to qualification by the Commission, Michael L. Ashner. Messers. Harold First and Auguste E. Rimpel, Jr. were elected to the Boards of Directors and to the Audit committee, as independent members, of Holdings, GB Property Funding and GBHC, subject to qualification by the Commission.

      No family relationships exist between any directors or executive officers of GB Property Funding, Holdings or GBHC.

      Directors and Officers

      Certain information is set forth below concerning the directors and executive officers of each of GB Property Funding, Holdings and GBHC.

       Name                       Age                      Position
---------------------             ---           ------------------------------

Carl C. Icahn (1)                 65            Chairman of the Board

Robert J. Mitchell (2)            54            Director

Martin Hirsch (3)                 46            Director

John P. Saldarelli (4)            59            Director

Michael L. Ashner (5)             48            Director

Harold First (6)                  64            Director

Auguste E. Rimpel, Jr. (7)        61            Director

Alfred J. Luciani (8)             54            President, Chief Executive
                                                Officer and Director

Frederick H. Kraus (9)            51            Executive Vice President,
                                                General Counsel

Timothy A. Ebling (10)            42            Executive Vice President, Chief
                                                Financial Officer,
                                                Principal Accounting Officer

----------

(1) Carl C. Icahn has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire's, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Mr. Icahn received his B.A. from Princeton University. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel in Atlantic City, NJ.

(2) Robert J. Mitchell has been the Senior Vice President-Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since March 1995 and was Treasurer of ACF from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holding Corp., a privately-held holding company for ACF, since August 1993. Mr. Mitchell is a Director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. Mr. Mitchell also serves as a Director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino, since October 14, 1998. Mr. Mitchell received his BS Degree in Business Administration from St. Francis College. Mr. Mitchell has served as a Director of Holdings since September 29, 2000 until his resignation effective February 28, 2001.

(3) Martin Hirsch has served as a Vice President of American Property Investors, Inc. since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. Mr. Hirsch was elected as Executive Vice President and Director of Acquisitions of American Property Investors, Inc. in 2000. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. From 1985-1986, he was a Vice President of Hall Financial Group where he acquired and financed commercial and residential properties. Mr. Hirsch currently serves on the Board of Directors of Stratosphere Corp. He received his MBA from The Emory University Graduate School of Business. Mr. Hirsch has served as a Director of Holdings and GB Property Funding since September 29, 2000 and as a Director of GBHC since February 28, 2001.

(4) John P. Saldarelli has served as Vice President, Secretary and Treasurer of American Property Investors, Inc. (general partner of American Real Estate Partners) since March 18, 1991. Mr. Saldarelli was also

      President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere and in June, 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. Mr. Saldarelli has served as a Director of Holdings, GB Property Funding and GBHC since February 28, 2001.

(5) Michael L. Ashner has served as Chairman, President and CEO of Winthrop Associates, a real estate consulting firm, since 1995. Mr. Ashner has also served as General Partner of Cecil Associates, a limited liability company which owns twenty Comfort Inns, since 1996. Mr. Ashner has been CEO of Newkirk Associates, a limited liability company which owns and manages more than 40 million square feet of office and retail space, since 1997. Mr. Ashner has also been Managing Director of AP-USX, LLC, a limited liability company which owns a 28 million square foot office tower, since 1998. Since 1999, Mr. Ashner has served as President and CEO of Presidio Capital Corporation, an investment banking firm. Mr. Ashner has been President and CEO since 2000 of GFB-AP Fort, LLC, a limited liability company involved in independent and assisted living communities. Mr. Ashner has been President and Sole Shareholder since 1981 of Exeter Capital Corporation, which provides real estate consulting to real estate investors. Mr. Ashner currently serves as a director of the following publicly traded companies: Nexthealth, Inc., NBTY, Inc., Interstate Hotel Corporation and Burnham Pacific Properties. Mr. Ashner has served as a Director of Holdings and GB Property Funding since September 29, 2000. Mr. Ashner was elected as a member of the Board of Directors of GBHC on September 29, 2000, subject to qualification by the Commission.

(6) Harold First has been a financial consultant since 1993. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately held holding company. He has served as a director of Taj Mahal Holding Corporation, a public casino and gaming corporation, Trump Taj Mahal Realty Corporation, a privately held real estate company, Memorex Telex N.V., a public technology company, Trans World Airlines, Inc., a public airline company, ACF Industries, Inc., a privately held railcar leasing and manufacturing company, Cadus Pharmaceutical Corporation, a biotech research company, Talk.com, a public long distance telephone service company, Marvel Entertainment Group, Inc., a public entertainment company, Toy Biz, Inc., a public toy company and vice chairman of the board of directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. First currently serves on the boards of directors of Panaco Inc., an oil and gas drilling company, and Philip Services Corporation, a leading integrated provider of industrial and metals services. He is a Certified Public Accountant and holds a B.S. from Brooklyn College. He has been elected to serve on the Audit Committee and Boards of Directors of Holdings, GB Property Funding and GBHC subject to qualification by the Commission.

(7) Auguste E. Rimpel, Jr. has been a retired partner of PricewaterhouseCoopers LLP (PwC) since 2000. He was with PwC and its predecessor firm, Price Waterhouse, since 1983, most recently as Managing Partner of International Consulting Services for the Washington Consulting Practice of the firm. Prior to his tenure at PwC, he served as a Partner with Booz Allen & Hamilton, Inc. and as a Vice President of Arthur D. Little International, Inc. Dr. Rimpel currently serves as Chairman of the Board of Trustees of the University of the Virgin Islands. He has been elected to serve on the Audit Committee and Boards of Directors of Holdings, GB Property Funding and GBHC subject to qualification by the Commission.

(8) Alfred J. Luciani, was elected as a member of the Board and President and Chief Executive Officer of Holdings on October 3, 2000. Mr. Luciani was elected as a member of the Board of GBHC on February 28, 2001 and has served as President and Chief Executive Officer of GBHC since November 5, 1999. Mr. Luciani had operated his own consulting company, Luciani & Associates for the prior four years. Prior to that, he served as President and Chief Executive Officer and Director of Development of the Mashantucket Pequot Gaming Enterprise (Foxwoods). Mr. Luciani was a director for Gold River Hotel and Casino Corporation when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in February 1996.

(9) Frederick H. Kraus has served as Executive Vice President, General Counsel and Secretary of each of the companies since 1998. Mr. Kraus also served as a Director of each of the companies from January 1998 to October 3, 2000 for Holdings and February 28, 2001 for GBHC and GB Property Funding. Prior to 1998, Mr. Kraus served as Vice President, Corporate Counsel and Secretary since 1994.

(10) Timothy A. Ebling has served as Executive Vice President, Chief Financial Officer of each of the companies since 1998. Mr. Ebling also served as a Director of each of the companies from January 1998 to October 3, 2000 for Holdings and February 28, 2001 for GBHC and GB Property Funding. Prior to 1998, Mr. Ebling served as Vice President of Finance since 1994.

      Section 16(A) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934 requires Holdings' officers and directors, and persons who own more than ten percent of a registered class of Holdings' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Holdings with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, Holdings believes that during the fiscal year ended December 31, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

      Other Matters

      On January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Carl C. Icahn, Icahn Associates Corp. and High River alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Exchange Act of 1934. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order. Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. The Court then denied Reliance's motion for a preliminary injunction and ordered dissolution of the temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiffs' stay application. On January 30, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint against Mr. Icahn and his affiliates was dissolved. On March 22, 2001, the Court of Appeals ruled in favor of Mr. Icahn by affirming the judgment of the District Court.

ITEM 11. EXECUTIVE COMPENSATION

      Summary of Cash and Certain Other Compensation

      Neither Holdings nor GB Property Funding pays any compensation to any employee, executive officer or director, other than independent directors (see "Compensation of Directors" below). The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of
(i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last year (hereafter referred to as the named executive officers), for the years ended December 31, 2000, 1999 and 1998.

                                                        Annual Compensation                             Long-Term
                                                -----------------------------------                   Compensation
                                                                                       Other Annual      Awards/      All Other
  Name and Principal Position                   Year       Salary          Bonus       Compensation      Options    Compensation (1)
  ---------------------------                   ----      --------     ------------   -------------     ---------   ----------------
Alfred J. Luciani                               2000      $318,745      $     --         $ 18,000        $     --      $    114
   Chief Executive Officer,                     1999        47,885            --            3,000              --            --
   President and Director                       1998            --            --               --              --            --

Frederick H. Kraus                              2000       235,815       176,861(4)        10,800              --         4,000
   Executive Vice President,                    1999       230,265            --           10,800              --         2,878
   General Counsel, Secretary                   1998       225,000            --           10,800              --         4,000

Timothy A. Ebling                               2000       207,610       149,349(4)         8,400              --         4,000
   Executive Vice President,                    1999       194,446            --            8,400              --         3,514
   Chief Financial Officer                      1998       190,000            --            8,400              --         3,668
   Principal Accounting Officer

William Cooney (2)                              2000       214,038            --               --              --         4,000
   Vice President of                            1999       193,558            --               --              --         4,000
   Marketing                                    1998       101,052        10,193            4,500              --         2,782

Signe C. Huff (3)                               2000       186,522        45,398(4)         8,400              --         4,000
   Senior Vice President                        1999       180,554            --            8,400              --         3,185
   of Hotel Operations                          1998       175,361            --            8,400              --         3,186

(1) Includes matching contributions by GBHC to The Sands Retirement Savings Plan on behalf of the named executive officer.

(2) William Cooney has served as Executive Director of Slot Operations/Slot Hosts, Vice President of Marketing and Vice President of Casino Marketing during 2000. Prior to 2000, Mr. Cooney served as Vice President of Player Development since 1999. Prior to 1999, Mr. Cooney served as Executive Director of Player Development/Table Games since 1998. Prior to 1998, Mr. Cooney served as Director of Player Development for both slots and table games since 1994.

(3) Signe C. Huff served as Senior Vice President of Hotel Operations since 1995. From 1989 to 1995 Ms. Huff served as Vice President of Hotel Operations. Prior to 1989, Ms. Huff held various senior hotel operating positions with GBHC.

(4) Represents payment of a Bankruptcy Court approved bonus for certain management employees as an incentive for them to stay through the bankruptcy proceedings (Stay Bonus).

      Option Grants in Last Fiscal Year

      None of the Companies has a stock option plan.

      Employment Contracts

      Frederick H. Kraus, Executive Vice President, General Counsel and Secretary of GBHC, is under an employment agreement, amended as of March 11, 1998, in such capacities continuing through December 31, 2001. The terms of the agreement provide for an annual base salary of $225,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

      Timothy A. Ebling, Executive Vice President and Chief Financial Officer of GBHC, is under an employment agreement, amended as of March 11, 1998, in such capacities continuing through November 30, 2001. The terms of the agreement provide for an annual base salary of $190,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

      Signe C. Huff, Senior Vice President of Hotel Operations, is under an employment agreement, amended as of March 11, 1998, in such capacity through November 30, 2001. The terms of the agreement provide for an annual base salary of $165,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

      In addition, the Bankruptcy Court approved a Stay Bonus and Severance Plan for certain management employees, including Mr. Kraus and Mr. Ebling. Under the Stay Bonus Plan, Mr. Kraus and Mr. Ebling received a bonus equal to 75% of their base salary. Under the Severance Plan, if the Reorganized Entity, as defined in the Severance Plan, terminated the employment of Mr. Kraus or Mr. Ebling without cause, as defined in their employment agreements, Mr. Kraus and Mr. Ebling would be entitled to a lump sum payment equal to the greater of two years of their base salary or the remaining term of their employment agreements.

      The employment agreements of Messrs. Kraus and Ebling and Ms. Huff were approved by the Bankruptcy Court, which modified the amount of annual salary increases from five percent to the terms set forth above and which reduced the period to a maximum of two years over which periodic payments of salary would be made upon a termination without cause that was not covered by the Severance Plan.

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

      Effective January 1, 1999, GBHC administers and participates in the Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of GBHC's employees with the same requirements and benefits of the predecessor plan. Except for the change in name, this plan remains substantially unchanged.

      The Savings Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling approximately $753,000 for the year ended December 31, 2000.

      Compensation of Directors

      Prior to the Effective Date, independent Directors of Holdings, GB Property Funding and GBHC received an annual fee of $10,000 for service on the Boards of Directors and a fee of $500 for each meeting attended. As of the Effective Date, independent directors of the Board of Directors of Holdings are entitled to receive an annual fee of $22,500. The Board of Directors of Holdings held 9 meetings either in person or by unanimous consent during the year ended December 31, 2000. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

      The Board of Directors of Holdings also has an Audit Committee. Prior to the Effective Date, the external members of the Audit Committee received an annual fee of $5,000 for service on the committee and a fee of $500 for each meeting attended. As of the Effective Date, compensation for members of the Audit Committee is included in the compensation described above.

      Compensation Committee Interlocks and Insider Participation

      On October 3, 2000, Holdings established a Compensation Committee consisting of Messers. Hirsch and Ashner.

      Mr. Icahn (including certain related entities) is actively involved in the gaming industry and currently owns 72.55% of Holdings' New Common Stock (see
Item I). Casinos owned or managed by Mr. Icahn may directly or indirectly compete with Holdings. In addition, the potential for conflicts of interest exists among Holdings and Mr. Icahn for future business opportunities. Mr. Icahn may intend to pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to Holdings.

      Audit Committee.

      The Audit Committee has the duty to (i) review the engagement and performance of the independent auditors, including the remuneration to be paid;
(ii) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the companies for the ensuing year; (iii) review with the companies' independent auditors, as well as the companies' management, the companies' system of internal control including the programs and policies of the companies designed to ensure compliance with applicable laws and regulations as well as monitoring results of these compliance efforts; (iv) review with financial management and the independent auditors of the companies' annual financial statements and any financial reports or other financial information submitted to any governmental body or the public by either the companies or its independent auditors and the review of the Forms 10-Q and 10-K prepared by the financial management and the independent auditors of the companies prior to their filing and release; discuss any significant changes to the companies' accounting principles; (v) review of any significant disagreement among management of the companies and the independent auditors in connection with the preparation of the financial reports of the companies and prior to releasing the year-end earnings, discuss with the independent auditors matters required to be communicated to audit committees in accordance with SAS 61 and (vi) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. During 2000, the Audit Committee was comprised of Mr. Frederick H. Kraus (until October 3, 2000) and Ms. Barbara Lang. As of the Effective Date, Mr. Michael L. Ashner became a member of the Audit Committee. Mr. Ashner does not receive any additional compensation for his participation on the Audit Committee. Effective February 28, 2001, Holdings adopted a charter for the Audit Committee conforming to the listing requirements of the American Stock Exchange. On February 28, 2001, Messers. Harold First and Auguste E. Rimpel, Jr. were elected to the Board of Directors and to the Audit committee, as independent members, of Holdings, subject to qualification by the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As a result of the stock purchase under the High River Stock Purchase Agreement (as defined in the Plan) and the Stock Distribution, entities controlled by Carl C. Icahn received approximately 64.76% of the New Common Stock and 34.4% of the New Notes. As reported to Holdings in a Security and Exchange Commission Form 13D filed by Carl C. Icahn and certain entities controlled by Carl C. Icahn (collectively "Icahn") in February 2001, as a result of a transaction with PPE, Icahn acquired an additional $15,959,000 principal amount of New Notes and an additional 779,861 shares of New Common Stock, resulting in an aggregate beneficial ownership by Icahn of approximately 72.55% of the New Common Stock and 49% of the New Notes. In a Security and Exchange Commission Form 4 filed by Icahn in March 2001, Icahn reported that a third party has the right to put to Icahn certain principal amount of New Notes and an aggregate of 493,222 shares of New Common Stock.

      The following table sets forth as of March 21, 2001, certain information regarding the beneficial ownership of shares of New Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                              Number
Name                          of Shares                 Percent
----                          ---------                 -------
Carl C. Icahn                 7,255,422                  72.55%
Robert J. Mitchell                   --                     --
Martin Hirsch                        --                     --
John P. Saldarelli                   --                     --
Michael L. Ashner                    --                     --
Harold First                         --                     --
Auguste E. Rimpel, Jr.               --                     --
Alfred J. Luciani                    --                     --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Prior to the Effective Date, GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands prior to the Effective Date were $215,000, which equaled the amounts payable to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. Amounts payable after the Effective Date are calculated in the same manner as they were prior to the Effective Date. Amounts payable by the Sands subsequent to the Effective Date were $66,000, which equaled the amounts payable to the unaffiliated third party. High River received no payments for its assignment of these rights.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      1.    Financial Statements

            The financial statements filed as part of this report are listed on the Index to Financial Statements on page 23.

2.    Financial Statement Schedule

      --    Report of Independent Public Accountants

      --    Schedule II; Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

3.    Exhibits

       +++2.1  --   Order Confirming Modified Fifth Amended Joint Plan of
                    Reorganization under Chapter 11 of The Bankruptcy Code
                    Proposed by The Official Committee of Unsecured Creditors
                    and High River
         +3.1  --   Restated Certificate of Incorporation of GB Property
                    Funding.
          3.2  --   Restated Certificate of Incorporation, of GBHC.
        ++3.3  --   Restated Certificate of Incorporation of Holdings.
         +3.4  --   Amended and Restated Bylaws of GB Property Funding.
          3.5  --   Amended and Restated Bylaws of GBHC.
        ++3.6  --   Amended and Restated Bylaws of Holdings.
    +++++3.12  --   Amended License Agreement by and between Hughes Properties,
                    Inc. and Pratt Hotel Corporation (now known as GBCC) dated
                    May 19, 1987.

   ++++++3.13  --   First and Second Amendments to Employment Agreement dated as of January 1, 1998 and March 11, 1998, respectively, between
                    GBHC and Frederick H. Kraus.
   ++++++3.14  --   First and Second Amendments to Employment Agreement dated as of January 1, 1998 and March 11, 1998, respectively, between
                    GBHC and Timothy A. Ebling.
      ++++4.1  --   Indenture, dated as of September 29, 2000, among GB Property
                    Funding, as Issuer, Holdings and GBHC, as Guarantors, and
                    Wells Fargo Bank Minnesota, N.A., as Trustee.
          4.2  --   Mortgage, Fixture Filing and Security Agreement dated
                    September 29, 2000, by GBHC in favor of Wells Fargo Bank
                    Minnesota, N.A., as Mortgagee.
          4.3  --   Security Agreement dated September 29, 2000, made by GB
                    Property Funding Corp., GBHC, and GB Holdings, Inc., to
                    Wells Fargo Bank Minnesota, N.A., as Trustee.
          4.4  --   Collateral Assignment of Leases dated as of September 29,
                    2000, by GBHC, in favor of Wells Fargo Bank Minnesota, N.A., as Assignee.

-------------------------

          + Filed as an exhibit to GB Property Funding's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference.

         ++ Filed as an exhibit to Holdings' Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 29, 2000, and incorporated herein by reference.

        +++ Filed as an exhibit to Holdings' Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2000, and incorporated herein by reference.

       ++++ Filed as an exhibit to GB Property Funding's Amended Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 2, 2000, and incorporated herein by reference.

      +++++ Filed as an exhibit to Hollywood Casino Corporation's Registration Statement on Form S-1 (Registration No. 33-58732), filed with the Securities and Exchange Commission on February 26, 1993, and incorporated herein by reference.

     ++++++ Filed as an exhibit to GB Property Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)   Reports on Form 8-K

      During the quarter ended December 31, 2000, the Registrants filed the following reports on Form 8-K:

      Items Listed                  Dates Filed
      ------------                  -----------

      3, 7, 7(c)                    October 2, 2000
      3, 7(c)                       October 5, 2000
      5, 7(c)                       October 20, 2000
      3, 7(c)                       November 29, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 30, 2001.

                                                    GB HOLDINGS, INC.
                                                 GB PROPERTY FUNDING CORP.
                                             GREATE BAY HOTEL AND CASINO, INC.

                                          By: /s/    Timothy A. Ebling
                                              --------------------------------
                                                    Timothy A. Ebling
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                    Title                           Date
        ---------                    -----                           ----


/s/   Carl C. Icahn        Chairman of the Board of,              March 30, 2001
------------------------   GB Holdings, Inc.                      --------------
      Carl C. Icahn        GB Property Funding Corp. and
                           Greate Bay Hotel and Casino, Inc.


/s/   Martin Hirsch        Director of                            March 30, 2001
------------------------   GB Holdings, Inc.                      --------------
      Martin Hirsch        GB Property Funding Corp. and
                           Greate Bay Hotel and Casino, Inc.


/s/ John P. Saldarelli     Director of                            March 30, 2001
------------------------   GB Holdings, Inc.                      -------------
   John P. Saldarelli      GB Property Funding Corp. and
                           Greate Bay Hotel and Casino, Inc.


/s/ Michael L. Ashner      Director of                            March 30, 2001
------------------------   GB Holdings, Inc. and                  --------------
    Michael L. Ashner      GB Property Funding Corp.



/s/ Alfred J. Luciani      President, Chief Executive             March 30, 2001
------------------------   Officer and Director of                --------------
    Alfred J. Luciani      GB Holdings, Inc., GB Property Funding
                           and Greate Bay Hotel and Casino, Inc.

      Messers. First and Rimpel, Jr. have been omitted from the above signatures as their respective elections to the Boards of Directors is subject to qualification by the Commission.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

GB Holdings, Inc. And Subsidiaries

      -     Report of Independent Public Accountants

      -     Schedule II; Valuation and Qualifying Accounts

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GB Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of GB Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 16, 2001

                                                                     SCHEDULE II

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                                               Additions
                                                                      ---------------------------
                                                                         Amounts
                                                        Balance At      Charged to     Amounts                            Balance
                                                        Beginning       Costs and     Charged to                           At End
                                                        Of Period       Expenses    Other Accounts    Deductions         of Period
                                                       ------------   ------------   ------------    ------------       ------------
Post-reorganization
October 1, 2000 through December 31, 2000
   Allowance for doubtful
     accounts receivable                               $ 10,366,000   $  1,423,000   $         --    $   (381,000)(1)   $ 11,408,000
   Allowance on
     affiliate receivables                                       --             --             --              --                 --
   Allowance for obligatory
     investments                                          9,806,000        243,000             --      (1,631,000)(3)      8,418,000
                                                       ------------   ------------   ------------    ------------       ------------
                                                       $ 20,172,000   $  1,666,000   $          0    $ (2,012,000)      $ 19,826,000
                                                       ============   ============   ============    ============       ============

------------------------------------------------------------------------------------------------------------------------------------
Pre-reorganization
Janaury 1, 2000 through September 30, 2000
   Allowance for doubtful
     accounts receivable                               $ 11,413,000   $  1,636,000   $         --    $ (2,683,000)(1)   $ 10,366,000
   Allowance on
     affiliate receivables                               11,522,000        624,000             --     (12,146,000)(2)             --
   Allowance for obligatory
     investments                                          9,122,000      1,044,000             --        (360,000)         9,806,000
                                                       ------------   ------------   ------------    ------------       ------------
                                                       $ 32,057,000   $  3,304,000   $          0    $(15,189,000)      $ 20,172,000
                                                       ============   ============   ============    ============       ============

Year Ended December 31, 1999:
   Allowance for doubtful
     accounts receivable                               $ 11,920,000   $  2,418,000   $         --    $ (2,925,000)(1)   $ 11,413,000
   Allowance on
     affiliate receivables                               10,586,000        936,000             --              --         11,522,000
   Allowance for obligatory
     investments                                          8,528,000      1,478,000             --        (884,000)         9,122,000
                                                       ------------   ------------   ------------    ------------       ------------
                                                       $ 31,034,000   $  4,832,000   $         --    $ (3,809,000)      $ 32,057,000
                                                       ============   ============   ============    ============       ============

Year Ended December 31, 1998:
   Allowance for doubtful
     accounts receivable                               $ 14,955,000   $  1,667,000   $         --    $ (4,769,000)(1)   $ 11,853,000
   Allowance on
     affiliate receivables                                9,650,000        936,000             --              --         10,586,000
   Allowance for obligatory
     investments                                          5,571,000      2,724,000        305,000         (72,000)         8,528,000
                                                       ------------   ------------   ------------    ------------       ------------
                                                       $ 30,176,000   $  5,327,000   $    305,000    $ (4,841,000)      $ 30,967,000
                                                       ============   ============   ============    ============       ============

----------
(1)   Represents net write-offs of uncollectible accounts.
(2)   Represents write-off of affiliated receivables.
(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to CRDA approved projects.