Form 10-Q
period 2001-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2001-05-15
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission file number 33-69716
                       --------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

            DELAWARE                                            75-2502290
            DELAWARE                                            75-2502293
           NEW JERSEY                                           22-2242014
---------------------------------                          ---------------------
(States or other jurisdictions of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.'s)

        c/o Sands Hotel & Casino
     Indiana Avenue & Brighton Park
        Atlantic City, New Jersey                                    08401
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

(Registrants" telephone number, including area code): (609) 441-4517
                                                      --------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.

           Registrant                           Class               Outstanding at May 10, 2001
---------------------------------   -----------------------------   ---------------------------
   GB Property Funding Corp.        Common stock, $1.00 par value             100 shares
       GB Holdings, Inc.            Common stock, $.01 par value          10,000,000 shares
Greate Bay Hotel and Casino, Inc.   Common stock, no par value                100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              March 31,        December 31,
                                                                2001               2000
                                                           -------------      -------------
                                                            (Unaudited)
Current Assets:
     Cash and cash equivalents                             $  68,674,000      $  77,903,000
     Accounts receivable, net of allowances
        of $11,112,000 and $11,408,000, respectively           9,562,000         10,972,000
     Inventories                                               2,722,000          2,851,000
     Deferred income taxes and income taxes receivable         2,200,000          1,159,000
     Prepaid expenses and other current assets                 2,310,000          2,707,000
                                                           -------------      -------------

        Total current assets                                  85,468,000         95,592,000
                                                           -------------      -------------

Property and Equipment:
     Land                                                     54,814,000         54,814,000
     Buildings and improvements                               81,975,000         81,203,000
     Equipment                                                20,777,000         18,252,000
     Construction in progress                                  7,287,000          6,763,000
                                                           -------------      -------------

                                                             164,853,000        161,032,000
     Less - accumulated depreciation and
        amortization                                          (5,286,000)        (2,706,000)
                                                           -------------      -------------

     Property and equipment, net                             159,567,000        158,326,000
                                                           -------------      -------------

Other Assets:
     Obligatory investments, net of allowances of
        $8,636,000 and $8,418,000, respectively                8,185,000          7,918,000
     Other assets                                              2,371,000          2,411,000
                                                           -------------      -------------

        Total other assets                                    10,556,000         10,329,000
                                                           -------------      -------------

                                                           $ 255,591,000      $ 264,247,000
                                                           =============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                              March 31,        December 31,
                                                                2001               2000
                                                           -------------      -------------
                                                            (Unaudited)
Current Liabilities
   Current maturities of long-term debt                    $     451,000      $     467,000
   Accounts payable                                            7,305,000          9,822,000
   Accrued liabilities -
      Salaries and wages                                       4,697,000          4,424,000
      Interest                                                    67,000          3,092,000
      Reorganization costs                                       562,000          1,280,000
      Insurance                                                2,548,000          2,411,000
      Other                                                    5,841,000          5,336,000
   Other current liabilities                                   4,149,000          4,283,000
                                                           -------------      -------------

      Total current liabilities                               25,620,000         31,115,000
                                                           -------------      -------------

Long-Term Debt                                               110,366,000        110,371,000
                                                           -------------      -------------

Other Noncurrent Liabilities                                   4,158,000          4,258,000
                                                           -------------      -------------

Commitments and Contingencies

Shareholder's Equity:
   Preferred stock, $.01 par value per share;
     5,000,000 shares authorized; 0 shares outstanding                --                 --
   Common stock, $.01 par value per share;
     20,000,000 shares authorized;
     10,000,000 shares outstanding                               100,000            100,000
   Additional paid-in capital                                124,900,000        124,900,000
   Accumulated deficit                                        (9,553,000)        (6,497,000)
                                                           -------------      -------------

      Total shareholder's equity                             115,447,000        118,503,000
                                                           -------------      -------------

                                                           $ 255,591,000      $ 264,247,000
                                                           =============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                                           March 31,
                                                         -------------------------------------------
                                                         Post-reorganization      Pre-reorganization
                                                                 2001                     2000
                                                         -------------------      ------------------
                                                             (Unaudited)              (Unaudited)
Revenues:
    Casino                                                   $ 53,666,000             $ 54,845,000
    Rooms                                                       2,554,000                2,169,000
    Food and beverage                                           6,741,000                6,527,000
    Other                                                         905,000                1,080,000
                                                             ------------             ------------
                                                               63,866,000               64,621,000
    Less - promotional allowances                             (10,231,000)              (9,490,000)
                                                             ------------             ------------

       Net revenues                                            53,635,000               55,131,000
                                                             ------------             ------------

 Expenses:
     Casino                                                    45,460,000               43,278,000
     Rooms                                                      1,171,000                  677,000
     Food and beverage                                          2,008,000                1,951,000
     Other                                                        641,000                  809,000
     General and administrative                                 3,905,000                2,411,000
     Depreciation and amortization                              2,964,000                3,089,000
                                                             ------------             ------------

        Total expenses                                         56,149,000               52,215,000
                                                             ------------             ------------

 Income (loss) from operations                                 (2,514,000)               2,916,000
                                                             ------------             ------------

 Non-operating income (expense):
    Interest income                                               991,000                  187,000
    Interest expense (contractual interest of $5,515,000
       for the three months ended March 31, 2000)              (3,129,000)                 (73,000)
    Reorganization and other related costs                             --               (1,245,000)
    Gain/(loss) on disposal of assets                               5,000                  (10,000)
                                                             ------------             ------------

       Total non-operating expense, net                        (2,133,000)              (1,141,000)
                                                             ------------             ------------

 Income (loss) before income taxes                             (4,647,000)               1,775,000
    Income tax benefit (provision)                              1,591,000                 (639,000)
                                                             ------------             ------------

 Net income (loss)                                           $ (3,056,000)            $  1,136,000
                                                             ============             ============
 Basic income (loss) per common share                        $      (0.31)
                                                             ============
 Weighted average common shares outstanding                    10,000,000
                                                             ============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                              -------------------------------------------
                                                              Post-reorganization      Pre-reorganization
                                                                     2001                      2000
                                                              -------------------      ------------------
                                                                  (Unaudited)              (Unaudited)
OPERATING ACTIVITIES:
   Net income (loss)                                             $ (3,056,000)            $  1,136,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 2,964,000                3,089,000
      (Gain) loss on disposal of assets                                (5,000)                  10,000
      Provision for doubtful accounts                                 608,000                  633,000
      Decrease in accounts receivable                                 802,000                1,152,000
      (Decrease) increase in accounts payable
           and accrued liabilities                                 (5,345,000)               1,825,000
      Net change in other current assets and liabilities             (742,000)                 463,000
      Net change in other noncurrent assets and liabilities            33,000                   65,000
                                                                 ------------             ------------

         Net cash (used in) provided by operating activities       (4,741,000)               8,373,000
                                                                 ------------             ------------

 INVESTING ACTIVITIES:
   Purchase of property and equipment                              (3,821,000)              (3,102,000)
   Proceeds from disposal of assets                                     5,000                   12,000
   Obligatory investments                                            (651,000)                (652,000)
                                                                 ------------             ------------

      Net cash used in investing activities                        (4,467,000)              (3,742,000)
                                                                 ------------             ------------

 FINANCING ACTIVITIES:

   Repayments of long-term debt                                       (21,000)                 (22,000)
                                                                 ------------             ------------

      Net cash used in financing activities                           (21,000)                 (22,000)
                                                                 ------------             ------------

      Net (decrease) increase in cash and cash equivalents         (9,229,000)               4,609,000
         Cash and cash equivalents at beginning of period          77,903,000               20,897,000
                                                                 ------------             ------------

         Cash and cash equivalents at end of period              $ 68,674,000             $ 25,506,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $51.4 million and $60.1 million as of March 31, 2001 and December 31, 2000, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

      The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC, GB Property Funding and Lieber, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

      On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its Affiliates (the "Plan") for the Debtors. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date"). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" in the preparation of the accompanying consolidated financial statements. The emergence of the Company from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

accounting. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

      A significant amount of the Company's revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

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

      The consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2000 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(2) Long-Term Debt and Pledge of Assets

      Long-term debt is comprised of the following:

                                                  March 31,        December 31,
                                                    2001               2000
                                               -------------      -------------

11% first mortgage notes, due 2005 (a)         $ 110,000,000      $ 110,000,000
Lieber mortgage (b)                                  433,000            450,000
Other                                                384,000            388,000
                                               -------------      -------------

  Total                                          110,817,000        110,838,000
Less - current maturities                           (451,000)          (467,000)
                                               -------------      -------------
  Total long-term debt                         $ 110,366,000      $ 110,371,000
                                               =============      =============

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

      (a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GB Property Funding issued $110,000,000 of 11% first mortgage notes due 2005 (the "Notes"). Interest on the Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005. The Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

            The indenture for the Notes contains various provisions, which, among other things, restrict the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations and contain certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

      (b) On September 2, 1998, GBHC acquired the membership interests in Lieber, which owned a certain parcel of land on Pacific Avenue in Atlantic City until transferring it to GBHC in September 2000. Principal mortgage indebtedness at the time of acquisition was $591,000 and bears interest at the rate of 7% per annum. Principal and interest are paid monthly based on a ten-year amortization schedule The balance of the note is due in July 2001.

      Scheduled payments of long-term debt as of March 31, 2001, are set forth below:
                   2001 (nine months)                               $    446,000
                   2002                                                   19,000
                   2003                                                   21,000
                   2004                                                   23,000
                   2005                                              110,026,000
                   Thereafter                                            282,000
                                                                    ------------
                   Total                                            $110,817,000
                                                                    ============

      Interest paid amounted to $6,068,000 and $19,000, respectively, for the three months ended March 31, 2001 and 2000. At March 31, 2001 and December 31, 2000, accrued interest on the Notes was $67,000 and $3,092,000, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(3) Income Taxes

      The components of the benefit (provision) for income taxes are as follows:

                                        Post-reorganization  Pre-reorganization
                                        -------------------  ------------------
                                          January 1, 2001     January 1, 2000
                                              through             through
                                           March 31, 2001      March 31, 2000
                                        -------------------  ------------------
Federal income tax benefit (provision):
    Current                                  $ 1,591,000         $(417,000)
    Deferred                                          --          (222,000)
State income tax benefit (provision):
    Current                                           --                --
    Deferred                                          --                --
                                             -----------         ---------
                                             $ 1,591,000         $(639,000)
                                             ===========         =========

      Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes is calculated and paid on a consolidated basis.

      The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2000, that it is presently unable to estimate the impact of the Audit on the consolidated financial position or results of operations of GBCC. The Company is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal net operating losses ("Federal NOL's"). Any such use of these NOL's, by either HCC or GBCC, are subject to the terms of a certain settlement agreement.

      Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments, for income tax purposes, of certain nondeductible expenses. The Federal income tax benefit of approximately $1.6 million for the three months ended March 31, 2001 is a result of applying the statutory Federal income tax rate of 35% to the pretax loss after adjustments for income tax purposes. Management believes that over the remainder of 2001, pretax income after similar adjustments for

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

income tax purposes will exceed the first quarter 2001 pretax loss. As such, the Federal income tax benefit of approximately $1.6 million is offset to current deferred tax assets without any associated provision for a valuation allowance.

      At March 31, 2001, the Company has deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the Federal credit carryforwards, if not utilized, will expire each year through 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal NOL's of the Company through December 31, 1998 to offset Federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, the Company had approximately $6.0 million in Federal NOL's, which were revised from $2.8 million due to recent developments in the on-going Audit. The Company expects to utilize approximately $5.1 million in Federal NOL's in its amended 1999 consolidated Federal tax return resulting in approximately $900,000 in Federal NOL's available for the year 2000. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties impacting estimates of the tax basis in future years, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for all but the portion resulting from the current quarter loss at March 31, 2001.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt was discharged. Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001 and reduces the tax basis of noncurrent assets by approximately $14.9 million. The Company had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the company to use its tax attributes, if any, on a post confirmation basis as a result of this change of ownership.

(4) Transactions with Related Parties

      GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $60,000 and $65,000, respectively, for the three months ended March 31, 2001 and 2000. There were no affiliate advances and borrowings for the three months ended March 31, 2001 and 2000, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

      There was no interest expense incurred with respect to affiliate advances and borrowings for the three months ended March 31, 2001 and 2000, respectively.

(5) Legal Proceedings

      GBHC has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996, 1997, 1998, 1999, 2000 and 2001. The City of Atlantic City has also appealed the amount of the assessments for the same years.

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

(6) Income (Loss) Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires, among other things, the disclosure of basic earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, only basic income (loss) per share disclosure is required. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

      On a pro forma basis, for the three months ended March 31, 2000, income per share would have been as follows:

Basic income per common share                                     $         0.11
                                                                  ==============

Weighted average common shares outstanding                            10,000,000
                                                                  ==============

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(7) Supplemental Cash Flow Information

      Cash paid for interest and income taxes during the three months ended March 31, 2001 and 2000 are set forth below:

                                                         Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                     2001                  2000
                                                  ----------             -------

Interest paid                                     $6,068,000             $19,000
                                                  ==========             =======

Income taxes paid                                 $       --             $    --
                                                  ==========             =======

(8) New Accounting Pronouncement

      In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. The Company previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

LIQUIDITY AND CAPITAL RESOURCES

      Holdings owns GBHC, which owns the Sands Hotel and Casino in Atlantic City (the "Sands"). Prior to 1996, the Sands' cash flow from operations was sufficient to meet debt service obligations and to fund a substantial portion of annual maintenance capital expenditures. In addition, the Sands used short-term borrowings as necessary to fund seasonal cash needs and for certain capital projects. After 1995, however, the competitive position of the Sands became impaired, which was due, in part, to insufficient capital expenditures particularly compared to certain competing Atlantic City casinos. In 1996, due to adverse weather in the first quarter, a decline in both table games and slot hold percentages and increased industry competition resulting in higher marketing expenditures, the Sands cash flow decreased significantly compared to prior years. While cash flow improved in 1997, it remained significantly below historical levels. These declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order for GBHC to meet its debt service obligations. Substantial additional financial assistance from affiliates or other sources would have been required to meet GBHC's debt service payments due in January 1998.

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Debtors filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective. All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with SOP 90-7. In addition, as a result of the Confirmation order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" as of September 30, 2000. The emergence of the Company from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

      On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued (the "Notes"). Holders of the

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Old Notes received a distribution of their pro rata shares of (i) the Notes and
(ii) 5,375,000 shares of the Common Stock (the "Stock Distribution").

      Operating Activities

      At March 31, 2001, the Company had cash and cash equivalents of $68.7 million. The Company used $4.7 million of net cash for operations during the three months ended March 31, 2001 compared to generating net cash of $8.4 million for the three months ended March 31, 2000. During the first quarter of 2001, the Company utilized internal funds for capital additions of $3.8 million and to make obligatory investments of $651,000.

      Financing Activities

      The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is already physically connected at two floors to the existing Sands casino-hotel complex and the present intention of management is to upgrade and combine the rooms into approximately 105-125 business suites. It is the intention of the Sands to maintain and operate the Madison House in the same quality as the Sands, making those rooms available to Sands casino customers and the general public.

      On the Effective Date, GB Property Funding's existing debt securities, consisting of the Old Notes, and all of Holdings' Old Common Stock owned by PBV and GBLLC were cancelled. Also, on the Effective Date, 10,000,000 shares of Common Stock were issued and outstanding. Of the 10,000,000 shares, 5,375,000 shares were distributed to the holders of the Old Notes in a pro rata distribution, and 4,625,000 shares were purchased by High River for $65 million. The Notes in the amount of $110,000,000 were issued and distributed to the holders of the Old Notes in a pro rata distribution. Total scheduled maturities of long term debt during the remainder of 2001 is $446,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets prior to the Effective Date, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Proceeds from the sale of such assets, amounting to $3,000 for the three months ended March 31, 2000, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reductions on principal in accordance with the Order of the Bankruptcy Court, the Indenture Trustee advised the Company (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the Indenture as security for the payment of the fees and expenses incurred by the Indentured Trustee in the Chapter 11 proceeding and
(ii) that the Indenture Trustee included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes. Subject to a certain reduction as respects the Company, the Bankruptcy Court granted the fee application of the Indenture Trustee.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Investing Activities

      Capital expenditures at the Sands for the three months ended March 31, 2001 amounted to approximately $3.8 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities. In connection with, among other things, obtaining any such financing, the Company may seek to amend or supplement the terms of existing financing arrangements.

      In 1998, and as part of a certain settlement agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, New Jersey (the "Pacific Avenue Hotel") from another affiliate of GBCC for payment of $1.3 million and a payment of $500,000 on the Effective Date. The purchase price of the Pacific Avenue Hotel was $10 million. With Bankruptcy Court approval, Lieber closed on that purchase with funds advanced by GBHC in 1999. Demolition of the Pacific Avenue Hotel was completed in 1999 and construction of a new front entrance to the Sands' facility was completed in June 2000.

      GBHC also entered into an agreement with the entities controlling the Claridge, subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above, and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April 2000, closing took place on the CAB and the existing structure was subsequently demolished.

      The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2001 totaled $651,000. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

      Summary

      In accordance with the Confirmation Order and the occurrence of the Effective Date, the Company emerged as a new reporting entity with a new equity structure. Continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. Management believes that cash flows generated from operations during 2001, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                             Three Months Ended
                                                                  March 31,
                                                      ------------------------------
                                                         2001                2000
                                                      ----------          ----------
                                                           (Dollars In Thousands)
Units: (at end of quarter)
   Table Games       - Sands                                  80                 100
                     - Atlantic City (ex. Sands)           1,228               1,240
   Slot Machines     - Sands                               2,010               1,949
                     - Atlantic City (ex. Sands)          34,327              33,339

Gross Wagering (1)
   Table Games       - Sands                          $  110,722          $  109,640
                     - Atlantic City (ex. Sands)       1,614,737           1,692,981
   Slot Machines     - Sands                             543,244             484,705
                     - Atlantic City (ex. Sands)       8,536,918           8,334,020

Hold Percentages (2)
   Table Games       - Sands                                13.8%               15.2%
                     - Atlantic City (ex. Sands)            15.4%               15.5%
   Slot Machines     - Sands                                 6.9%                7.7%
                     - Atlantic City (ex. Sands)             8.1%                8.2%

Revenues (2)
   Table Games       - Sands                          $   15,257          $   16,659
                     - Atlantic City (ex. Sands)         248,390             261,561
   Slot Machines     - Sands                              37,719              37,390
                     - Atlantic City (ex. Sands)         692,004             679,399
   Other (3)         - Sands                                 690                 796
                     - Atlantic City (ex. Sands)             N/A                 N/A

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

      Table game drop increased by $1.1 million (1.0%) during the three months ended March 31, 2001 compared with the same period of 2000. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same period reflected a decrease of 4.6%. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry (the "industry") aggregate table game drop) increased to 6.4%. The Sands table game drop increase in 2001 is attributable to an increased volume of play from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash and/or complimentary rooms, food, beverage, entertainment and gifts ("rated players"). Table game hold percentage decreased 1.4 percentage points to 13.8% for the three months ended March 31, 2001 compared to the same period last year. The decrease in table game hold percentage is primarily due to a marketing program that attracted significantly higher play at lower than normal hold percentages. Although the program was successful in increasing table game drop, the lower than normal hold percentage had an unfavorable impact on table game revenue and the program was discontinued during the first quarter 2001. Between the first quarter of 2000 and the first quarter of 2001, the number of table games decreased 20% at the Sands, compared with a decrease of 1% at all other Atlantic City casinos. Aggregate gaming space at all other Atlantic City casinos increased by approximately 29,000 square feet at March 31, 2001 compared to 2000. The amount of gaming space at the Sands increased approximately 5,000 square feet between periods.

      Slot machine handle increased $58.5 million (12.1%) during the three months ended March 31, 2001 compared with the same period of 2000. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the first quarter of 2001 vs. the same period in 2000 was 2.4%. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle increased to 6.0%. The increased Sands slot handle during 2001 is primarily attributable to an increased volume of play from both rated and unrated players brought on by the lowering of the hold percentage, which is a result of the Sands' "value gaming" philosophy. The number of slot machines increased 3% at the Sands. On an industry-wide basis, the number of slot machines also increased 3% in 2001 compared to 2000. As part of the Sands capital expenditure program new and more popular slot machines continue to be purchased.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth the changes in operating revenues and expenses (unaudited) for the three- month periods ended March 31, 2001 and 2000:

                                                                  Increase (Decrease)
                                                                 ---------------------
                                       2001          2000        Dollars    Percentage
                                     --------      --------      -------    ----------
                                                   (Dollars In Thousands)
Revenues:
   Casino                            $ 53,666      $ 54,845      $(1,179)      (2.1)
   Rooms                                2,554         2,169          385       17.8
   Food and Beverage                    6,741         6,527          214        3.3
   Other                                  905         1,080         (175)     (16.2)

Promotional Allowances                 10,231         9,490          741        7.8

Costs and Expenses:
   Casino                              45,460        43,278        2,182        5.0
   Rooms                                1,171           677          494       73.0
   Food and Beverage                    2,008         1,951           57        2.9
   Other                                  641           809         (168)     (20.8)
   General and Administrative           3,905         2,411        1,494       62.0
   Depreciation and Amortization        2,964         3,089         (125)      (4.0)

Income (loss) from Operations          (2,514)        2,916       (5,430)    (186.2)

Non-operating items, net                2,133         1,141          992       86.9
Income Tax Benefit (Provision)          1,591          (639)      (2,230)    (349.0)

      Revenues

      Casino revenues decreased $1.2 million due to table game hold percentage decreasing by 9% while table game drop increased by 1%. The table revenue decrease was offset by an increase in slot revenues with slot handle increasing 12% but the slot hold percentage decreasing 10%.

      Rooms revenue increased $385,000 as a result of more room nights available with the addition of the Madison House Hotel and an increase in the average daily room rate.

      Food and beverage revenues increased $214,000 due to an increase in revenue per cover ("average check").

      Other revenues decreased $175,000 as a result of a decrease in Other Income due to a certain commission agreement not being in place in the first quarter of 2001.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Promotional Allowances

      Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs and (ii) the cash value of redeemable points earned under a customer loyalty program based on their casino play. As a percentage of rooms, food and beverage and other revenues, the component of the allowances related to the retail value of goods and services increased to 60.0% during the three months ended March 31, 2001 from 59.7% during the same period of 2000. The increase is primarily attributable to additions to and changes in marketing programs and other promotional activities that resulted in the increased gaming volume from rated players.

      Departmental Expenses

      Casino expenses at the Sands increased by $2.2 million as a result of the increase in costs associated with the allocation of complimentaries, utilities, property taxes and facilities. Rooms, food and beverage and other cost allocation all increased over the same quarter of 2000 due to an increase in the use of complimentaries as a percentage of total revenue. The increase in utilities and facilities was a function of increased costs in procuring those services. Property taxes increased as a result of increased tax rates and ratables.

      Rooms expense increase of $494,000 was due to rental cost of the Madison House Hotel and payroll and related cost offset by an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis.

      Food and beverage expense increased $57,000 due to an increase in revenue and the related cost of food and beverage offset by an increase in the allocation of expenses to casino expense due to a higher percentage of food and beverage being utilized on a complimentary basis.

      Other expenses decreased $168,000 as a result of higher allocation of other expenses to casino expense.

      General and Administrative Expenses

      General and administrative expenses increased $1.5 million due to the expensing of costs associated with the attempted acquisition of the Claridge Hotel Casino and the cost of a severance package incurred due to a corporate structural reorganization. Also, increases in property taxes, utilities and insurance contributed to the variance.

      Depreciation and Amortization

      Depreciation and amortization expense decreased $125,000 as a result of the asset basis reduction associated with "fresh start reporting" implemented in September 2000.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Interest Income and Expense

      Interest income increased by $803,000 during the three months ended March 31, 2001 compared to the same period in 2000. The increase was due to earnings on increased cash reserves since the Effective Date. Prior to September 2000 earnings on cash reserves were recorded as a reduction of reorganization costs.

      Interest expense increased $3.1 million during the three months ended March 31, 2001 compared to the same period in 2000. The increase is due to the accrual of interest expense on the Notes.

      Income Tax Benefit (Provision)

      Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes is calculated and paid on a consolidated basis.

      The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2000, that it is presently unable to estimate the impact of the Audit on the consolidated financial position or results of operations of GBCC. The Company is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal net operating losses ("Federal NOL's"). Any such use of these NOL's, by either HCC or GBCC, are subject to the terms of a certain settlement agreement.

      Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments, for income tax purposes, of certain nondeductible expenses. The Federal income tax benefit of approximately $1.6 million for the three months ended March 31, 2001 is a result of applying the statutory Federal income tax rate of 35% to the pretax loss after adjustments for income tax purposes. Management believes that over the remainder of 2001, pretax income after similar adjustments for income tax purposes will exceed the first quarter 2001 pretax loss. As such, the Federal income tax benefit of approximately $1.6 million is offset to current deferred tax assets without any associated provision for a valuation allowance.

      At March 31, 2001, the Company has deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the Federal credit carryforwards, if not utilized, will expire each year through 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal NOL's of the Company through December 31, 1998 to offset Federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, the Company had approximately $6.0 million in Federal NOL's, which were

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

revised from $2.8 million due to recent developments in the on-going Audit. The Company expects to utilize approximately $5.1 million in Federal NOL's in its amended 1999 consolidated federal tax return resulting in approximately $900,000 in Federal NOL's available for the year 2000. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties impacting estimates of the tax basis in future years, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for all but the portion resulting from the current quarter loss at March 31, 2001.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt was discharged. Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001 and reduces the tax basis of noncurrent assets by approximately $14.9 million. The Company had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the company to use its tax attributes, if any, on a post confirmation basis as a result of this change of ownership.

      Reorganization and Other Related Costs

      Reorganization and other related costs include costs associated with the Company's reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements, and other administrative costs. Interest income on cash accumulated during the reorganization is reflected as a reduction to reorganization and other related costs.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Private Securities Litigation Reform Act

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

PART II: OTHER INFORMATION

Item 6.(a) Exhibits

Item 6.(b) Reports on Form 8-K

      The registrants did not file any reports on form 8-K for the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 14, 2001.

                                                GB HOLDINGS, INC.
                                            GB PROPERTY FUNDING CORP.
                                        GREATE BAY HOTEL AND CASINO, INC.
                                        ---------------------------------
                                                  Registrants


Date: May 14, 2001                      By: /s/ Timothy A. Ebling
      ----------------------------          ------------------------------------
                                                Timothy A. Ebling
                                          Executive Vice President, Chief
                                          Financial Officer and Principal
                                                Accounting Officer