Form 10-Q
period 2001-06-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2001-08-13
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                  (Mark One)

                  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 2001
                                                -----------------
                                       OR

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                  Commission file number  33-69716
                                        --------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

             DELAWARE                                         75-2502290
             DELAWARE                                         75-2502293
            NEW JERSEY                                        22-2242014
-------------------------------------                 --------------------------
  (States or other jurisdictions of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.'s)

       c/o Sands Hotel & Casino
     Indiana Avenue & Brighton Park
       Atlantic City, New Jersey                                  08401
----------------------------------------                      -------------
(Address of principal executive offices)                        (Zip Code)

(Registrants" telephone number, including area code):  (609) 441-4517
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

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.

          Registrant                            Class               Outstanding at August 10, 2001
---------------------------------   -----------------------------   ------------------------------
   GB Property Funding Corp.        Common stock, $1.00 par value            100 shares
       GB Holdings, Inc.            Common stock, $.01 par value          10,000,000 shares
Greate Bay Hotel and Casino, Inc.    Common stock, no par value              100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            June 30,        December 31,
                                                              2001             2000
                                                          -------------    -------------
                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                            $  66,207,000    $  77,903,000
     Accounts receivable, net of allowances
        of $11,812,000 and $11,408,000, respectively         10,742,000       10,972,000
     Inventories                                              2,604,000        2,851,000
     Deferred income taxes and income taxes receivable        1,722,000        1,159,000
     Prepaid expenses and other current assets                3,319,000        2,707,000
                                                          -------------    -------------

        Total current assets                                 84,594,000       95,592,000
                                                          -------------    -------------

Property and Equipment:
     Land                                                    54,814,000       54,814,000
     Buildings and improvements                              82,050,000       81,203,000
     Equipment                                               21,267,000       18,252,000
     Construction in progress                                12,895,000        6,763,000
                                                          -------------    -------------

                                                            171,026,000      161,032,000
     Less - accumulated depreciation and
        amortization                                         (7,828,000)      (2,706,000)
                                                          -------------    -------------

     Property and equipment, net                            163,198,000      158,326,000
                                                          -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
        $8,709,000 and $8,418,000, respectively               8,642,000        7,918,000
     Other assets                                             2,224,000        2,411,000
                                                          -------------    -------------

        Total other assets                                   10,866,000       10,329,000
                                                          -------------    -------------

                                                          $ 258,658,000    $ 264,247,000
                                                          =============    =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                              June 30,       December 31,
                                                                2001            2000
                                                           -------------    -------------
                                                            (Unaudited)
Current Liabilities
     Current maturities of long-term debt                  $     434,000    $     467,000
     Accounts payable                                          7,339,000        9,822,000
     Accrued liabilities -
        Salaries and wages                                     4,212,000        4,424,000
        Interest                                               3,092,000        3,092,000
        Reorganization costs                                     189,000        1,280,000
        Insurance                                              2,679,000        2,411,000
        Other                                                  5,834,000        5,336,000
     Other current liabilities                                 4,182,000        4,283,000
                                                           -------------    -------------

        Total current liabilities                             27,961,000       31,115,000
                                                           -------------    -------------

Long-Term Debt                                               110,362,000      110,371,000
                                                           -------------    -------------

Other Noncurrent Liabilities                                   4,051,000        4,258,000
                                                           -------------    -------------

Commitments and Contingencies

Shareholder's Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding              --               --
     Common stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                             100,000          100,000
     Additional paid-in capital                              124,900,000      124,900,000
     Accumulated deficit                                      (8,716,000)      (6,497,000)
                                                           -------------    -------------

        Total shareholder's equity                           116,284,000      118,503,000
                                                           -------------    -------------

                                                           $ 258,658,000    $ 264,247,000
                                                           =============    =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                            June 30,
                                                          --------------------------------------------
                                                          Post-reorganization   |   Pre-reorganization
                                                                 2001           |           2000
                                                          -------------------   |   ------------------
                                                              (Unaudited)       |        (Unaudited)
                                                                                |
Revenues:                                                                       |
      Casino                                                 $ 61,499,000       |       $ 59,076,000
      Rooms                                                     3,046,000       |          2,422,000
      Food and beverage                                         7,824,000       |          6,740,000
      Other                                                     1,401,000       |          1,084,000
                                                             ------------       |       ------------
                                                               73,770,000       |         69,322,000
      Less - promotional allowances                           (11,105,000)      |         (9,840,000)
                                                             ------------       |       ------------
          Net revenues                                         62,665,000       |         59,482,000
                                                             ------------       |       ------------
Expenses                                                                        |
      Casino                                                   48,122,000       |         44,727,000
      Rooms                                                     1,291,000       |            781,000
      Food and beverage                                         2,651,000       |          2,200,000
      Other                                                     1,118,000       |            817,000
      General and administrative                                2,718,000       |          2,658,000
      Depreciation and amortization                             2,852,000       |          2,969,000
                                                             ------------       |       ------------
          Total expenses                                       58,752,000       |         54,152,000
                                                             ------------       |       ------------
Income from operations                                          3,913,000       |          5,330,000
                                                             ------------       |       ------------
Non-operating income (expense):                                                 |
      Interest income                                             560,000       |            160,000
      Interest expense (contractual interest of $5,556,000                      |
          for the three months ended June 30, 2000)            (3,108,000)      |           (114,000)
      Reorganization and other related costs                           --       |         (1,081,000)
                                                             ------------       |       ------------
          Total non-operating expense, net                     (2,548,000)      |         (1,035,000)
                                                             ------------       |       ------------
Income before income taxes                                      1,365,000       |          4,295,000
      Income tax (provision)                                     (528,000)      |         (1,596,000)
                                                             ------------       |       ------------
Net income                                                   $    837,000       |          2,699,000
                                                             ============       |       ============
Basic/diluted income per common share                        $       0.08       |
                                                             ============       |
Weighted average common shares outstanding                   $ 10,000,000       |
                                                             ============       |

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Six Months Ended
                                                                             June 30,
                                                           ------------------------------------------
                                                           Post-reorganization  |  Pre-reorganization
                                                                  2001          |         2000
                                                           -------------------  |  ------------------
                                                               (Unaudited)      |      (Unaudited)
                                                                                |
Revenues:                                                                       |
      Casino                                                  $ 115,165,000     |    $ 113,921,000
      Rooms                                                       5,601,000     |        4,591,000
      Food and beverage                                          14,564,000     |       13,267,000
      Other                                                       2,306,000     |        2,164,000
                                                              -------------     |    -------------
                                                                                |
                                                                137,636,000     |      133,943,000
      Less - promotional allowances                             (21,336,000)    |      (19,330,000)
                                                              -------------     |    -------------
                                                                                |
         Net revenues                                           116,300,000     |      114,613,000
                                                              -------------     |    -------------
                                                                                |
 Expenses:                                                                      |
      Casino                                                     93,582,000     |       88,004,000
      Rooms                                                       2,462,000     |        1,458,000
      Food and beverage                                           4,659,000     |        4,152,000
      Other                                                       1,759,000     |        1,626,000
      General and administrative                                  6,623,000     |        5,070,000
      Depreciation and amortization                               5,816,000     |        6,058,000
                                                              -------------     |    -------------
                                                                                |
         Total expenses                                         114,901,000     |      106,368,000
                                                              -------------     |    -------------
                                                                                |
 Income from operations                                           1,399,000     |        8,245,000
                                                              -------------     |    -------------
                                                                                |
 Non-operating income (expense):                                                |
      Interest income                                             1,550,000     |          348,000
      Interest expense (contractual interest of $11,071,000                     |
         for the six months ended June 30, 2000)                 (6,237,000)    |         (187,000)
      Reorganization and other related costs                             --     |       (2,326,000)
      Gain/(loss) on disposal of assets                               6,000     |          (10,000)
                                                              -------------     |    -------------
                                                                                |
         Total non-operating expense, net                        (4,681,000)    |       (2,175,000)
                                                              -------------     |    -------------
                                                                                |
 Income (loss) before income taxes                               (3,282,000)    |        6,070,000
      Income tax benefit (provision)                              1,063,000     |       (2,235,000)
                                                              -------------     |    -------------
                                                                                |
 Net income (loss)                                            $  (2,219,000)    |    $   3,835,000
                                                              =============     |    =============
 Basic/diluted loss per common share                          $       (0.22)    |
                                                              =============     |
 Weighted average common shares outstanding                      10,000,000     |
                                                              =============     |

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                                  June 30,
                                                                 ------------------------------------------
                                                                Post-reorganization   |  Pre-reorganization
                                                                       2001           |          2000
                                                                -------------------   |  ------------------
                                                                   (Unaudited)        |     (Unaudited)
                                                                                      |
OPERATING ACTIVITIES:                                                                 |
      Net income (loss)                                           $ (2,219,000)       |     $  3,835,000
      Adjustments to reconcile net income (loss) to net cash                          |
         provided by operating activities:                                            |
         Depreciation and amortization                               5,816,000        |        6,058,000
         (Gain) loss on disposal of assets                              (6,000)       |           10,000
         Provision for doubtful accounts                             1,579,000        |          901,000
         (Increase) decrease in accounts receivable                 (1,349,000)       |          212,000
         (Decrease) increase in accounts payable                                      |
              and accrued liabilities                               (3,020,000)       |        2,035,000
         Net change in other current assets and liabilities         (1,387,000)       |        1,168,000
         Net change in other noncurrent assets and liabilities         170,000        |           14,000
                                                                  ------------        |     ------------
            Net cash (used in) provided by operating activities       (416,000)       |       14,233,000
                                                                  ------------        |     ------------
                                                                                      |
 INVESTING ACTIVITIES:                                                                |
      Purchase of property and equipment                            (9,993,000)       |       (9,745,000)
      Proceeds from disposal of assets                                   6,000        |           13,000
      Obligatory investments                                        (1,251,000)       |         (960,000)
                                                                  ------------        |     ------------
                                                                                      |
         Net cash used in investing activities                     (11,238,000)       |      (10,692,000)
                                                                  ------------        |     ------------
                                                                                      |
 FINANCING ACTIVITIES:                                                                |
                                                                                      |
      Repayments of long-term debt                                     (42,000)       |          (43,000)
                                                                  ------------        |     ------------
                                                                                      |
         Net cash used in financing activities                         (42,000)       |          (43,000)
                                                                  ------------        |     ------------
                                                                                      |
         Net (decrease) increase in cash and cash equivalents      (11,696,000)       |        3,498,000
            Cash and cash equivalents at beginning of period        77,903,000        |       20,897,000
                                                                  ------------        |     ------------
                                                                                      |
            Cash and cash equivalents at end of period            $ 66,207,000        |     $ 24,395,000
                                                                  ============        |     ============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $49.3 million and $60.1 million as of June 30, 2001 and December 31, 2000, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

      The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

                                   (Unaudited)

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

      The consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2000 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements, which appear in that report. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(2)   Long-Term Debt

      Long-term debt is comprised of the following:

                                                   June 30,        December 31,
                                                    2001              2000
                                                -------------     -------------

 11% first mortgage notes, due 2005 (a)         $ 110,000,000     $ 110,000,000
 Lieber mortgage (b)                                  416,000           450,000
 Other                                                380,000           388,000
                                                -------------     -------------

      Total                                       110,796,000       110,838,000
 Less - current maturities                           (434,000)         (467,000)
                                                -------------     -------------
      Total long-term debt                      $ 110,362,000     $ 110,371,000
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

      The indenture for the Notes contains various provisions, which, among other things, restrict the ability of Holdings and GBHC to incur certain senior secured indebtedness beyond certain limitations and contain certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

(b) On September 2, 1998, GBHC acquired the membership interests in Lieber, which owned a certain parcel of land on Pacific Avenue in Atlantic City until transferring it to GBHC in September 2000. Principal mortgage indebtedness at the time of acquisition was $591,000 and bears interest at the rate of 7% per annum. Principal and interest were paid monthly based on a ten-year amortization schedule. The balance of the note was paid in July 2001, in accordance with the mortgage agreement.

Scheduled payments of long-term debt as of June 30, 2001, are set forth below:

                 2001 (six months)                           $    425,000
                 2002                                              19,000
                 2003                                              21,000
                 2004                                              23,000
                 2005                                         110,026,000
                 Thereafter                                       282,000
                                                             ------------
                   Total                                     $110,796,000
                                                             ============

Interest paid amounted to $6,084,000 and $38,000, respectively, for the six months ended June 30, 2001 and 2000.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(3)   Income Taxes

      The components of the benefit (provision) for income taxes are as follows:

                                        Post-reorganization | Pre-reorganization
                                        ------------------- | ------------------
                                          January 1, 2001   |  January 1, 2000
                                             through        |      through
                                           June 30, 2001    |   June 30, 2000
                                        ------------------- | ------------------
Federal income tax benefit (provision):                     |
    Current                                 $ 1,063,000     |     $(417,000)
    Deferred                                         --     |      (222,000)
                                                            |
State income tax benefit (provision):                       |
    Current                                          --     |            --
    Deferred                                         --     |            --
                                            -----------     |     ---------
                                            $ 1,063,000     |     $(639,000)
                                            ===========     |     =========

      Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Beginning in 1999, the provision for federal income taxes is calculated and paid on a consolidated basis including GB Holdings, Inc. and Subsidiaries only.

      The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its quarterly SEC Form 10-Q, filed for the quarterly period ended June 30, 2001, that it is presently unable to estimate the impact of the Audit on the consolidated financial position or results of operations of GBCC. The Company is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal net operating losses ("Federal NOL's"). Any such use of Federal NOL's, by either HCC or GBCC, are subject to the terms of a certain settlement agreement.

      Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments, for income tax purposes, of certain nondeductible expenses. The Federal income tax benefit of approximately $1.1 million for the six months ended June 30, 2001 is a result of applying the statutory Federal income tax rate of 35% to the pretax loss after adjustments for income tax purposes. Management believes that over the remainder of 2001, pretax income after similar adjustments for

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

income tax purposes will exceed the first half 2001 pretax loss. As such, the Federal income tax benefit of approximately $1.1 million is offset to current deferred tax assets without any associated provision for a valuation allowance.

      At June 30, 2001, the Company has deferred tax assets including State net operating losses and potential Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the Federal credit carryforwards, if not utilized, and/or not otherwise reduced as part of the required tax attribute reduction, will expire each year through 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal NOL's of the Company through December 31, 1998 to offset Federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, the Company had approximately $5.7 million in Federal NOL's, which were revised from $2.8 million due to recent developments in the on-going Audit. The Company expects to utilize approximately $5.0 million in Federal NOL's in its amended 1999 consolidated Federal tax return resulting in approximately $700,000 in Federal NOL's available for the year 2000. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties impacting estimates of the tax basis in future years, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for all but the portion resulting from the year to date loss at June 30, 2001. Management believes the tax benefit resulting from the year to date loss at June 30, 2001 is realizable in its entirety.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt as of the Effective Date was discharged. Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001 and reduces the Company's tax attributes by approximately $14.9 million. The Company had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax attributes, if any, on a post confirmation basis as a result of this change of ownership.

(4)   Transactions with Related Parties

      GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $128,000 and $137,000, respectively, for the six months ended June 30, 2001 and 2000.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(5)   Legal Proceedings

      The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive. The City of Atlantic City has also appealed the amount of the assessments for the same years.

      The Company has recently discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company is conducting an internal examination of the matter and the New Jersey Division of Gaming Enforcement is conducting a separate review. The Company has implemented internal control changes to address the situation. The Company may be subjected to regulatory remedies, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

      The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations including two claims of discriminatory harassment. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation is subject to uncertainties. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(6)   Income (Loss) Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires, among other things, the disclosure of basic earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and dilutive income (loss) per share are equivalent. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

            On a pro forma basis, for the three and six months ended June 30, 2000, respectively, income per share would have been as follows:

                                                 Three Months        Six Months
                                                Ended June 30,    Ended June 30,
                                                     2000              2000
                                                --------------    --------------

 Basic income per common share                    $     0.27        $     0.38
                                                  ==========        ==========

 Weighted average common shares outstanding       10,000,000        10,000,000
                                                  ==========        ==========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(7)   Supplemental Cash Flow Information

      Cash paid for interest and income taxes during the six months ended June 30, 2001 and 2000 are set forth below:

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2001          2000
                                                          ----------     -------

Interest paid                                             $6,084,000     $38,000
                                                          ==========     =======

Income taxes paid                                         $   50,000     $    --
                                                          ==========     =======

(8)   New Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. The Company previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142): "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. Management does not believe these standards will have any impact on its results of operations or financial position and, as such, does not anticipate the need for early adoption.

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

      GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, the Company filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective. All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with SOP 90-7. In addition, as a result of the Confirmation order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" as of September 30, 2000. The emergence of the Company from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Activities

      At June 30, 2001, the Company had cash and cash equivalents of $66.2 million. The Company used $673,000 for operating activities during the six months ended June 30, 2001 compared to generating net cash of $14.2 million for the six months ended June 30, 2000. The most significant causes of such variations are (1) the unfavorable operating results and (2) the reduction of payables and other liabilities in 2001 as compared to 2000.

      The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is already physically connected at two floors to the existing Sands casino-hotel complex and is currently being renovated to combine its rooms into approximately 105-125 business suites. It is the intention of the Sands to maintain and operate the Madison House at the same level of quality as the Sands, making those rooms available to Sands casino customers and the general public.

      Investing Activities

      Capital expenditures at the Sands for the six months ended June 30, 2001 amounted to approximately $10.0 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities. In connection with, among other things, obtaining any such financing, the Company may seek to amend or supplement the terms of existing financing arrangements.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the six months ended June 30, 2001 totaled $1.1 million. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

      Financing Activities

      On the Effective Date, GB Property Funding's existing debt securities, consisting of the Old Notes, and all of Holdings' Old Common Stock owned by PBV and GBLLC were cancelled. Also, on the Effective Date, 10,000,000 shares of Common Stock were issued and outstanding. Of the 10,000,000 shares, 5,375,000 shares were distributed to the holders of the Old Notes in a pro rata distribution, and 4,625,000 shares were purchased by High River for $65 million. The Notes in the amount of $110,000,000 were issued and distributed to the holders of the Old Notes in a pro rata distribution. Total scheduled maturities of long term debt during the remainder of 2001 is $425,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets prior to the Effective Date, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Proceeds from the sale of such assets, amounting to $4,000 for the six months ended June 30, 2000, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reductions on principal in accordance with the Order of the Bankruptcy Court, the Indenture Trustee advised the Company (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the Indenture as security for the payment of the fees and expenses incurred by the Indentured Trustee in the Chapter 11 proceeding and (ii) that the Indenture Trustee included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes. Subject to a certain reduction as respects the Company, the Bankruptcy Court granted the fee application of the Indenture Trustee.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                       -------------------------     ---------------------------
                                                          2001           2000           2001            2000
                                                       ----------     ----------     -----------     -----------
                                                                       ($000's, except for Units)
Units: (at end of quarter)
     Table Games        - Sands                                73             82              73              82
                        - Atlantic City (ex. Sands)         1,201          1,231           1,201           1,231
     Slot Machines      - Sands                             2,049          1,912           2,049           1,912
                        - Atlantic City (ex. Sands)        35,046         33,754          35,046          33,754

Gross Wagering (1)
     Table Games        - Sands                        $  118,285     $  111,810     $   229,007     $   221,450
                        - Atlantic City (ex. Sands)     1,692,074      1,780,550       3,306,811       3,473,531
     Slot Machines      - Sands                           611,746        535,716       1,154,990       1,020,421
                        - Atlantic City (ex. Sands)     9,335,622      9,018,824      17,872,540      17,352,844

Hold Percentages (2)
     Table Games        - Sands                             15.60%         14.90%          14.70%          15.10%
                        - Atlantic City (ex. Sands)         15.40%         16.40%          15.40%          16.00%
     Slot Machines      - Sands                              6.90%          7.80%           6.90%           7.80%
                        - Atlantic City (ex. Sands)          8.10%          8.30%           8.10%           8.20%

Revenues (2)
     Table Games        - Sands                        $   18,427     $   16,666     $    33,684     $    33,325
                        - Atlantic City (ex. Sands)       260,956        292,695         509,346         554,256
     Slot Machines      - Sands                            42,391         41,640          80,110          79,030
                        - Atlantic City (ex. Sands)       752,896        746,066       1,444,901       1,425,465
     Other (3)          - Sands                               681            770           1,371           1,566
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

      Table game drop increased by $6.5 million (5.8%) during the three months ended June 30, 2001 compared with the same period of 2000. For the six months ended June 30, 2001, the Sands table game drop increased by $7.6 million (3.4%) compared with the same prior year period. The increase in table game drop occurred despite operating with fewer table games (11% decrease) than the same prior year periods. The number of table games decreased by 30 units (2.4%) at all other Atlantic City Casinos between June 2000 and June 2001. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same period reflected a decrease of 5.0%. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry (the "industry") aggregate table game drop) increased to 6.5% for the three and six months ended June 30, 2001 from 5.9% and 6.0%, respectively, for the same prior year periods. The Sands table game drop increase in 2001 is attributable to an increased volume of play from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash, complimentary rooms, food, beverage, entertainment and gifts ("rated players"). Table game hold percentage increased
0.7 percentage points to 15.6% for the three months ended June 30, 2001 compared to the same period last year. For the six months ended June 30, 2001 compared to the same prior year period, table game hold percentage decreased 0.4 percentage points to 14.7%. Aggregate gaming space at all other Atlantic City casinos increased by approximately 39,000 square feet at June 30, 2001 compared to 2000. The amount of gaming space at the Sands increased approximately 4,000 square feet between periods.

      Slot machine handle increased $76.0 million (14.2%) and $134.6 million (13.2%) during the three and six month periods ended June 30, 2001 compared with the same periods of 2000. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the three and six month periods ended June 30, 2001 vs. the same period in 2000 was 3.5% and 3.0%, respectively. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle increased to 6.1% for the three and six months ended June 30, 2001 from 5.6% for the same prior year periods. The increased Sands slot handle during 2001 is primarily attributable to an increased volume of play from both rated and unrated players brought on by the lowering of the hold percentage, which is a result of the Sands' "value gaming" philosophy. The number of slot machines increased 7.2% at the Sands. On an industry-wide basis, the number of slot machines increased by 3.8% in 2001 compared to 2000. As part of the Sands capital expenditure program new and more popular slot machines continue to be purchased.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth the changes in operating revenues and expenses (unaudited) for the three and six month periods ended June 30, 2001 and 2000:

                                           Three Months Ended June 30,                          Six Months Ended June 30,
                                  -----------------------------------------------   -----------------------------------------------
                                                             Increase (Decrease)                                Increase (Decrease)
                                    2001         2000          $           %          2001          2000           $           %
                                  --------     --------     -------     ---------   ---------     ---------    --------   ----------
                                                                         (Dollars In Thousands)
Revenues:
Casino                            $ 61,499     $ 59,076     $ 2,423         4.1     $ 115,165     $ 113,921     $ 1,244       1.1
Rooms                                3,046        2,422         624        25.8         5,601         4,591       1,010      22.0
Food and Beverage                    7,824        6,740       1,084        16.1        14,564        13,267       1,297       9.8
Other                                1,401        1,084         317        29.2         2,306         2,164         142       6.6

Promotional Allowances              11,105        9,840       1,265        12.9        21,336        19,330       2,006      10.4

Costs and Expenses:
Casino                              48,122       44,727       3,395         7.6        93,582        88,004       5,578       6.3
Rooms                                1,291          781         510        65.3         2,462         1,458       1,004      68.9
Food and Beverage                    2,651        2,200         451        20.5         4,659         4,152         507      12.2
Other                                1,118          817         301        36.8         1,759         1,626         133       8.2
General and Administrative           2,718        2,658          60         2.3         6,623         5,070       1,553      30.6
Depreciation and Amortization        2,852        2,969        (117)       (3.9)        5,816         6,058        (242)     (4.0)

Income (loss) from Operations        3,913        5,330      (1,417)      (26.6)        1,399         8,245      (6,846)    (83.0)

Non-operating items, net            (2,548)      (1,035)      3,583       346.2        (4,681)       (2,175)      6,856     315.2
Income Tax Benefit (Provision)        (528)      (1,596)     (1,068)      (66.9)        1,063        (2,235)     (3,298)   (147.6)

      Revenues

      Casino revenues increased $2.4 million due to increased table game drop and hold percentages and increased slot handle for the three months ended June 30, 2001 compared with the same period in 2000. Casino revenues increased $1.2 million for the six months ended June 30, 2001 compared to the same period in 2000 due to increased table drop and slot handle, which more than offset the impact of decreased table and slot hold percentages.

      Rooms' revenue increased $1.0 million as a result of an increase in occupied rooms and an increase in the average daily room rate (ADR) for the three and six month periods ended June 30, 2001 compared to the same prior year periods. The increase in occupied rooms is primarily due to the increased inventory of available rooms as a result of the Madison House Hotel.

      Food and beverage revenues increased $1.1 million and $1.3 million, respectively, for the three and six months ended June 30, 2001 due to an increase in revenue per cover ("average check").

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other revenues increased $142,000 for the six months ended June 30, 2001, compared to the same prior year period, as a result of increases in entertainment and retail merchandise outlets revenue.

      Promotional Allowances

      Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs and (ii) the cash value of redeemable points earned under a customer loyalty program based on their casino play. As a percentage of rooms, food and beverage and other revenues, the component of the allowances related to the retail value of goods and services decreased to 57.2% during the six months ended June 30, 2001 from 57.7% during the same period of 2000. The decrease is primarily attributable to additions to and changes in marketing programs and other promotional activities that resulted in the increased gaming volume from unrated players.

      Departmental Expenses

      Casino expenses at the Sands increased by $3.4 million and $5.6 million, respectively, for the three and six months ended June 30, 2001 compared to the same prior year period, as a result of the increase in costs associated with television advertising, the allocation of complimentaries, insurance, utilities, property taxes and facilities expenses. The increase in utilities and facilities was a function of increased costs in procuring those services. Property taxes increased as a result of increased tax rates and ratables. There were no television advertising costs through the first six months of 2000.

      Rooms expense increased by $510,000 and $1.0 million for the three and six months ended June 30, 2001, respectively, compared to the same prior year periods due to rental cost of the Madison House and payroll and related cost offset by an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis.

      Food and beverage expense increased $451,000 and $507,000 for the three and six months ended June 30, 2001, respectively, compared to the same prior year periods due to an increase in revenue and the related cost of food and beverage offset by an increase in the allocation of expenses to casino expense due to a higher percentage of food and beverage being utilized on a complimentary basis.

      Other expenses decreased $133,000 for the six months ended June 30, 2001 compared to the same period last year, as a result of higher allocation of other expenses to casino expense.

      General and Administrative Expenses

      General and administrative expenses increased $1.6 million for the six months ended June 30, 2001 compared to the same period last year, due to the costs associated with the attempted acquisition of the Claridge Hotel Casino and severance packages arising from layoffs in a reorganization of operations. Also, increases in property taxes, utilities and insurance contributed to the variance.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Depreciation and Amortization

      Depreciation and amortization expense decreased $117,000 and $242,000 for the three and six month periods ended June 30, 2001, respectively, compared to the same prior year periods as a result of the asset valuation reduction associated with "fresh start reporting" implemented in September 2000.

      Interest Income and Expense

      Interest income increased by $400,000 and $1.2 million during the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The increase was due to earnings on increased cash reserves since the Effective Date. Prior to September 2000, earnings on cash reserves were recorded as a reduction of reorganization costs.

      Interest expense increased $3.0 million and $6.1 million during the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The increase is due to the accrual of interest expense on the Notes, as the 2000 operations reflect the suspension of interest accounts during the bankruptcy proceeding.

      Income Taxes

      Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Beginning in 1999, provision for federal income taxes is calculated and paid on a consolidated basis including GB Holdings, Inc. and Subsidiaries only.

      The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its quarterly SEC Form 10-Q, filed for the quarterly period ended June 30, 2001, that it is presently unable to estimate the impact of the Audit on the consolidated financial position or results of operations of GBCC. The Company is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal net operating losses ("Federal NOL's"). Any such use of Federal NOL's, by either HCC or GBCC, are subject to the terms of a certain settlement agreement.

      Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments, for income tax purposes, of certain nondeductible expenses. The Federal income tax benefit of approximately $1.1 million for the six months ended June 30, 2001 is a result of applying

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

the statutory Federal income tax rate of 35% to the pretax loss after adjustments for income tax purposes. Management believes that over the remainder of 2001, pretax income after similar adjustments for income tax purposes will exceed the first half 2001 pretax loss. As such, the Federal income tax benefit of approximately $1.1 million is offset to current deferred tax assets without any associated provision for a valuation allowance.

      At June 30, 2001, the Company has deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the Federal credit carryforwards, if not utilized, will expire each year through 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal NOL's of the Company through December 31, 1998 to offset Federal taxable income of GBCC and other members of its consolidated tax group. Subsequent to the Deconsolidation, the Company had approximately $5.7 million in Federal NOL's, which were revised from $2.8 million due to recent developments in the on-going Audit. The Company expects to utilize approximately $5.0 million in Federal NOL's in its amended 1999 consolidated federal tax return resulting in approximately $700,000 in Federal NOL's available for the year 2000. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties impacting estimates of the tax basis in future years, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for all but the portion resulting from the current year to date loss at June 30, 2001. Management believes the tax benefit resulting from the year to date loss at June 30, 2001 is realizable in its entirety.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt as of the Effective Date was discharged. Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001 and reduces the tax basis of noncurrent assets by approximately $14.9 million. The Company had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax attributes, if any, on a post confirmation basis as a result of this change of ownership.

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

PART II: OTHER INFORMATION

Item 6.(a) Exhibits

Item 6.(b) Reports on Form 8-K

      The registrants did not file any reports on form 8-K for the quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on August 13, 2001.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                            GREATE BAY HOTEL AND CASINO, INC.
                                            ---------------------------------
                                                      Registrants


Date:        August 13, 2001            By:      /s/ Timothy A. Ebling
             ---------------               -------------------------------------
                                                    Timothy A. Ebling
                                             Executive Vice President, Chief
                                             Financial Officer and Principal
                                                   Accounting Officer