Form 10-Q
period 2001-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2001-11-14
CIK 912906, 906595, 912926

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------------------------------------

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
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

                DELAWARE                                       75-2502290
                DELAWARE                                       75-2502293
               NEW JERSEY                                      22-2242014
------------------------------------------                ----------------------
    (States or other jurisdictions of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.'s)

        c/o Sands Hotel & Casino
    Indiana Avenue & Brighton Park
       Atlantic City, New Jersey                                  08401
------------------------------------------                ----------------------
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

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.

           Registrant                          Class               Outstanding at November 9, 2001
---------------------------------  -----------------------------   -------------------------------
    GB Property Funding Corp.      Common stock, $1.00 par value              100 shares
        GB Holdings, Inc.          Common stock, $.01 par value            10,000,000 shares
Greate Bay Hotel and Casino, Inc.    Common stock, no par value               100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           September 30,       December 31,
                                                                2001               2000
                                                           -------------      -------------
                                                            (Unaudited)
Current Assets:
     Cash and cash equivalents                             $  71,558,000      $  77,903,000
     Accounts receivable, net of allowances
        of $12,185,000 and $11,408,000, respectively          11,342,000         10,972,000
     Inventories                                               2,605,000          2,851,000
     Deferred income taxes and income taxes receivable            19,000          1,159,000
     Prepaid expenses and other current assets                 3,496,000          2,707,000
                                                           -------------      -------------

        Total current assets                                  89,020,000         95,592,000
                                                           -------------      -------------

Property and Equipment:
     Land                                                     54,814,000         54,814,000
     Buildings and improvements                               86,690,000         81,203,000
     Equipment                                                21,701,000         18,252,000
     Construction in progress                                 12,424,000          6,763,000
                                                           -------------      -------------

                                                             175,629,000        161,032,000
     Less - accumulated depreciation and
        amortization                                         (10,216,000)        (2,706,000)
                                                           -------------      -------------

     Property and equipment, net                             165,413,000        158,326,000
                                                           -------------      -------------

Other Assets:
     Obligatory investments, net of allowances of
       $9,006,000 and $8,418,000, respectively                 8,952,000          7,918,000
     Other assets                                              2,102,000          2,411,000
                                                           -------------      -------------

        Total other assets                                    11,054,000         10,329,000
                                                           -------------      -------------

                                                           $ 265,487,000      $ 264,247,000
                                                           =============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                             September 30,       December 31,
                                                                 2001                2000
                                                             -------------      -------------
                                                              (Unaudited)
Current Liabilities
     Current maturities of long-term debt                    $      19,000      $     467,000
     Accounts payable                                            7,419,000          9,822,000
     Accured liabilities -
        Salaries and wages                                       4,316,000          4,424,000
        Interest                                                 6,117,000          3,092,000
        Reorganization costs                                       179,000          1,280,000
        Insurance                                                2,628,000          2,411,000
        Other                                                    5,593,000          5,336,000
     Other current liabilities                                   5,550,000          4,283,000
                                                             -------------      -------------

        Total current liabilities                               31,821,000         31,115,000
                                                             -------------      -------------

Long-Term Debt                                                 110,357,000        110,371,000
                                                             -------------      -------------

Other Noncurrent Liabilities                                     3,939,000          4,258,000
                                                             -------------      -------------

Commitments and Contingencies

Shareholder's Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding                --                 --
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                               100,000            100,000
     Additional paid-in capital                                124,900,000        124,900,000
     Accumulated deficit                                        (5,630,000)        (6,497,000)
                                                             -------------      -------------

        Total shareholder's equity                             119,370,000        118,503,000
                                                             -------------      -------------

                                                             $ 265,487,000      $ 264,247,000
                                                             =============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                         September 30,
                                                           -----------------------------------------
                                                           Post-reorganization |  Pre-reorganization
                                                                   2001        |          2000
                                                           ------------------- |  ------------------
                                                               (Unaudited)     |      (Unaudited)
Revenues:                                                                      |
     Casino                                                   $ 65,667,000     |     $ 63,810,000
     Rooms                                                       3,303,000     |        2,582,000
     Food and beverage                                           7,960,000     |        7,855,000
     Other                                                       1,338,000     |        1,385,000
                                                              ------------     |     ------------
                                                                               |
                                                                78,268,000     |       75,632,000
     Less - promotional allowances                             (11,446,000)    |      (11,258,000)
                                                              ------------     |     ------------
                                                                               |
         Net revenues                                           66,822,000     |       64,374,000
                                                              ------------     |     ------------
                                                                               |
Expenses:                                                                      |
     Casino                                                     49,661,000     |       48,864,000
     Rooms                                                         959,000     |          648,000
     Food and beverage                                           2,765,000     |        2,533,000
     Other                                                         761,000     |        1,224,000
     General and administrative                                  2,630,000     |        2,593,000
     Depreciation and amortization                               2,836,000     |        3,356,000
                                                              ------------     |     ------------
                                                                               |
         Total expenses                                         59,612,000     |       59,218,000
                                                              ------------     |     ------------
                                                                               |
Income from operations                                           7,210,000     |        5,156,000
                                                              ------------     |     ------------
                                                                               |
Non-operating income (expense):                                                |
     Interest income                                               743,000     |          170,000
     Interest expense (contractual interest of $5,515,000                      |
         for the three months ended September 30, 2000)         (3,136,000)    |         (179,000)
     Reorganization and other related costs                             --     |         (481,000)
     Loss on disposal of assets                                    (23,000)    |               --
                                                              ------------     |     ------------
                                                                               |
     Total non-operating expense, net                           (2,416,000)    |         (490,000)
                                                              ------------     |     ------------
                                                                               |
Income before income taxes                                       4,794,000     |        4,666,000
     Income tax (provision) benefit                             (1,708,000)    |        2,235,000
     Extraordinary gain on prepetition debt discharge                   --     |       14,795,000
                                                              ------------     |     ------------
                                                                               |
Net income                                                    $  3,086,000     |     $ 21,696,000
                                                              ============     |     ============
                                                                               |
Basic/diluted income per common share                         $       0.31     |
                                                              ============     |
                                                                               |
Weighted average common shares outstanding                    $ 10,000,000     |
                                                              ============     |

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Nine Months Ended
                                                                          September 30,
                                                             -----------------------------------------
                                                             Post-reorganization | Pre-reorganization
                                                                     2001        |        2000
                                                             ------------------- | ------------------
                                                                 (Unaudited)     |     (Unaudited)
Revenues:                                                                        |
     Casino                                                     $ 180,832,000    |   $ 177,731,000
     Rooms                                                          8,903,000    |       7,173,000
     Food and beverage                                             22,525,000    |      21,122,000
     Other                                                          3,644,000    |       3,549,000
                                                                -------------    |   -------------
                                                                                 |
                                                                  215,904,000    |     209,575,000
     Less - promotional allowances                                (32,782,000)   |     (30,588,000)
                                                                -------------    |   -------------
                                                                                 |
         Net revenues                                             183,122,000    |     178,987,000
                                                                -------------    |   -------------
                                                                                 |
Expenses:                                                                        |
     Casino                                                       143,243,000    |     136,867,000
     Rooms                                                          3,421,000    |       2,106,000
     Food and beverage                                              7,424,000    |       6,685,000
     Other                                                          2,520,000    |       2,851,000
     General and administrative                                     9,253,000    |       7,663,000
     Depreciation and amortization, including write-off                          |
         of CRDA obligations                                        8,652,000    |       9,414,000
                                                                -------------    |   -------------
                                                                                 |
         Total expenses                                           174,513,000    |     165,586,000
                                                                -------------    |   -------------
                                                                                 |
Income from operations                                              8,609,000    |      13,401,000
                                                                -------------    |   -------------
Non-operating income (expense):                                                  |
     Interest income                                                2,293,000    |         518,000
     Interest expense (contractual interest of $16,545,000,                      |
         for the nine months ended September 30, 2000              (9,373,000)   |        (366,000)
     Reorganization and other related costs                                --    |      (2,807,000)
     Loss on disposal of assets                                       (17,000)   |         (10,000)
                                                                -------------    |   -------------
                                                                                 |
     Total non-operating expense, net                              (7,097,000)   |      (2,665,000)
                                                                -------------    |   -------------
                                                                                 |
Income (loss) before income taxes                                   1,512,000    |      10,736,000
     Income tax (provision) benefit                                  (645,000)   |              --
     Extraordinary gain on prepetition debt discharge                      --    |      14,795,000
                                                                -------------    |   -------------
                                                                                 |
Net income                                                      $     867,000    |   $  25,531,000
                                                                =============    |   =============
                                                                                 |
Basic/diluted income per common share                           $        0.09    |
                                                                =============    |
                                                                                 |
Weighted average common shares outstanding                      $  10,000,000    |
                                                                =============    |

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                   -----------------------------------------
                                                                   Post-reorganization  | Pre-reorganization
                                                                           2001         |         2000
                                                                   -------------------  | ------------------
                                                                        Unaudited       |     (Unaudited)
OPERATING ACTIVITIES:                                                                   |
     Net income                                                        $    867,000     |    $ 25,531,000
     Adjustments to reconcile net income (loss) to net cash                             |
         provided by operating activities:                                              |
         Extraordinary gain on prepetition debt discharge                        --     |     (14,795,000)
         Depreciation and amortization                                    8,652,000     |       9,414,000
         Loss on disposal of assets                                          17,000     |          10,000
         Provision for doubtful accounts                                  2,624,000     |       1,637,000
         (Increase) in accounts receivable                               (2,994,000)    |        (184,000)
         (Decrease) increase in accounts payable                                        |
           and accrued liabilities                                         (113,000)    |       2,975,000
         Net change in other current assets and liabilities               1,300,000     |      (2,240,000)
         Net change in other noncurrent assets and liabilities              149,000     |      (6,410,000)
                                                                       ------------     |    ------------
                                                                                        |
            Net cash provided by operating activities                    10,502,000     |      15,938,000
                                                                       ------------     |    ------------
                                                                                        |
INVESTING ACTIVITIES:                                                                   |
     Purchase of property and equipment                                 (14,487,000)    |     (14,422,000)
     Proceeds from disposition of assets                                      7,000     |          13,000
     Proceeds from sale of investments                                      114,000     |         330,000
     Obligatory investments                                              (2,019,000)    |      (2,014,000)
                                                                       ------------     |    ------------
                                                                                        |
         Net cash used in investing activities                          (16,385,000)    |     (16,093,000)
                                                                       ------------     |    ------------
                                                                                        |
FINANCING ACTIVITIES:                                                                   |
     Proceeds from issuance of common stock                                      --     |      65,000,000
     Repayments of long-term debt                                          (462,000)    |         (64,000)
                                                                       ------------     |    ------------
                                                                                        |
         Net cash (used in) provided by financing activities               (462,000)    |      64,936,000
                                                                       ------------     |    ------------
                                                                                        |
         Net (decrease) increase in cash and cash equivalents            (6,345,000)    |      64,781,000
            Cash and cash equivalents at beginning of period             77,903,000     |      20,897,000
                                                                       ------------     |    ------------
                                                                                        |
            Cash and cash equivalents at end of period                 $ 71,558,000     |    $ 85,678,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization, Business and Basis of Presentation

      GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $49.3 million and $60.1 million as of September 30, 2001 and December 31, 2000, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

      The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

      On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its Affiliates (the "Plan") for the Company. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date"). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" in the preparation of the accompanying consolidated financial statements. The emergence of the Company from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

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

      New York State passed legislation that was signed by the Governor in October 2001 to allow slot machines at racetracks and six (6) Indian owned casinos within the State of New York. The legislation also allows the State to join the multi state Powerball lottery. The gaming portion of the legislation may face legal challenge including a challenge based on the New York State Constitution. Therefore, it is not possible to determine the timing or financial impact of this legislation on Atlantic City at this time.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(2) Long-Term Debt

      Long-term debt is comprised of the following:

                                              September 30,        December 31,
                                                   2001                2000
                                              -------------       -------------

11% notes, due 2005 (a)                       $ 110,000,000       $ 110,000,000
Lieber mortgage (b)                                      --             450,000
Other                                               376,000             388,000
                                              -------------       -------------

     Total                                      110,376,000         110,838,000
Less - current maturities                           (19,000)           (467,000)
                                              -------------       -------------

     Total long-term debt                     $ 110,357,000       $ 110,371,000
                                              =============       =============

      (a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GB Property Funding issued $110,000,000 of 11% notes due 2005 (the "Notes"). Interest on the Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005. The Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

            The original indenture for the Notes contained various provisions, which, among other things, restrict the ability of Holdings and GBHC to incur certain senior secured indebtedness beyond certain limitations and contains certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

            In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

            transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been the subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value,
            (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been the subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

            Holders representing approximately 98% in principal amount of the Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of Notes was a necessary condition to the Modifications. Accordingly, GB Property Funding, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

      Scheduled payments of long-term debt as of September 30, 2001, are set forth below:

            2001 (three months)                                     $      5,000
            2002                                                          19,000
            2003                                                          21,000
            2004                                                          23,000
            2005                                                     110,026,000
            Thereafter                                                   282,000
                                                                    ------------
            Total                                                   $110,376,000
                                                                    ============

      Interest paid amounted to $6,096,000 and $57,000, respectively, for the nine months ended September 30, 2001 and 2000.

(3) Income Taxes

      The components of the benefit (provision) for income taxes are as follows:

                                                   Post-reorganization  |   Pre-reorganization
                                                   -------------------  |   ------------------
                                                     January 1, 2001    |    January 1, 2000
                                                         through        |        through
                                                    September 30, 2001  |   September 30, 2000
                                                   -------------------  |   ------------------
Federal income tax benefit (provision):                                 |
     Current                                            $(645,000)      |          $--
     Deferred                                                  --       |           --
                                                                        |
State income tax benefit (provision):                                   |
     Current                                                   --       |           --
     Deferred                                                  --       |           --

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

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

      Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments, for income tax purposes, of certain nondeductible expenses. The Federal income tax provision of approximately $645,000 for the nine months ended September 30, 2001 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

      At September 30, 2001, the Company has deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the Federal credit carryforwards, if not utilized, will expire each year through 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal NOL's of the Company through December 31, 1998 to offset Federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its amended 1999 and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire portion at September 30, 2001.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt as of the Effective Date was discharged. Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001 and reduces the Company's tax attributes by approximately $14.9 million. To effect the taxattribute reduction, the Company has reduced the tax basis in its long term depreciable assets held as of January 1, 2001. The Company had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax attributes, if any, on a post confirmation basis as a result of this change of ownership.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(4) Transactions with Related Parties

      GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $232,000 and $214,000, respectively, for the nine months ended September 30, 2001 and 2000.

(5) Legal Proceedings

      The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive. The City of Atlantic City has also appealed the amount of the assessments for the same years.

      The Company has discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company is conducting an internal examination of the matter and the New Jersey Division of Gaming Enforcement is conducting a separate review. The Company has revised internal control processes to address the situation. The Company may be subjected to regulatory remedies, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

      The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations including claims of discriminatory harassment. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation is subject to uncertainties. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

      On a pro forma basis, for the three and nine months ended September 30, 2000, respectively, income per share would have been as follows:

                                                  Three Months          Nine Months
                                              Ended September 30,    Ended September 30,
                                                      2000                  2000
                                              -------------------    -------------------
Basic income per common share:
     Before extraordinary item                    $      0.69           $      1.07
     Net extraordinary item                              1.48                  1.48
                                                  -----------           -----------
     Basic income per common share                $      2.17           $      2.55
                                                  ===========           ===========

Weighted average common shares outstanding         10,000,000            10,000,000
                                                  ===========           ===========

(7) Supplemental Cash Flow Information

      Cash paid for interest and income taxes during the nine months ended September 30, 2001 and 2000 are set forth below:

                                                        Nine Months Ended
                                                          September 30,
                                                --------------------------------
                                                   2001                   2000
                                                ----------              --------

Interest paid                                   $6,096,000              $ 57,000
                                                ==========              ========

Income taxes paid                               $   20,000              $937,000
                                                ==========              ========

(8) New Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. The Company previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after September 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. Management does not believe these standards will have any impact on its results of operations or financial position and, as such, does not anticipate the need for early adoption.

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

      On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "Common Stock") and $110,000,000 of 11% Notes due 2005 (the "Notes") were issued. Holders of the Old Notes received a distribution of their pro rata shares of (i) the Notes and (ii) 5,375,000 shares of the Common Stock (the "Stock Distribution").

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Activities

      The tragic events of September 11, 2001 had an immediate negative impact on hotel and casino business volume. Hotel occupancy was down approximately ten percentage points during the week that followed the terrorist attacks. Bus passenger volume was lower than normal, especially for those bus tours originating from the New York metropolitan area. There were approximately 17,500 fewer or 22.5% less, bus passengers during September 2001 than the same month last year. October 2001 revenues returned to more normal levels and slightly exceeded the gross revenues for October 2000. Management expects future results to be somewhat adversely effected by the war on terrorism and the receding economy. However, Management believes that the impact should not be as severe to the Sands, and the Atlantic City market in general, due to the lack of dependence on air travel for its respective customer base.

      At September 30, 2001, the Company had cash and cash equivalents of $71.6 million. The Company generated $10.5 million in cash from operating activities during the nine months ended September 30, 2001 compared to $15.5 million for the nine months ended September 30, 2000. The most significant causes of such variations are (1) unfavorable operating results and (2) an increase in accounts receivable as compared to 2000.

      The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is already physically connected at two floors to the existing Sands casino-hotel complex and is currently being renovated to combine its rooms into approximately 113 business suites. It is the intention of the Sands to maintain and operate the Madison House at the same level of quality as the Sands, making those rooms available to Sands casino customers and to the general public.

      Investing Activities

      Capital expenditures at the Sands for the nine months ended September 30, 2001 amounted to approximately $14.5 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities. In connection with, among other things, obtaining any such financing, the Company may seek to amend or supplement the terms of existing financing arrangements.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      In April 2000, GBHC acquired the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months (the "Initial Period") of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above, and of the reduction of the monthly license fee to $20,000 a month after the Initial Period.

      The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2001 totaled $2.0 million. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

      In September 2001, the Sands received approval from the CRDA to participate in the CRDA Urban Revitalization Incentive Program (URIP). The program establishes six (6) entertainment-retail districts within Atlantic City where certain financial incentives are available to casinos who build and operate entertainment, retail and hotel establishments within the districts. The financial incentives include sales tax rebates on construction materials, sales tax rebates on revenue generated from the district and room fee rebates on hotel room sales. The Sands project, as submitted to the CRDA, included a 357-room hotel tower, a 1,500-parking space garage to be built on the current Atlantic City Post Office site, and retail and entertainment elements. The Sands project also included meeting rooms, a ballroom, a pool, a health club and a wedding chapel. The Sands project will be built in, and adjacent to, the Sands current facility in Atlantic City. In order to participate in the URIP, Sands had to agree to extend its CRDA obligations for an additional five (5) years and to sponsor a yet to be determined $20 million CRDA project or projects outside of Atlantic City that would be funded by current and future Sands CRDA obligations in the form of debt or equity investments in the project. If the Sands does not commence construction of its project within a certain time frame, the Sands project would not be an approved project under the URIP and the Sands would not incur the five year extension of its CRDA obligations or the $20 million investment obligation.

      In August 2001, the Sands agreed that the CRDA could temporarily use $4.7 million of the Sands CRDA obligations on deposit to fund in part the widening of Dr. Martin Luther King, Jr. Boulevard (the MLK Widening Project) for one block between Atlantic and Pacific Avenues in Atlantic City. Dr. Martin Luther King, Jr. Boulevard is a major thoroughfare leading to the Sands from the White Horse Pike and is a four lane boulevard from the White Horse Pike to the Sands except for the last block before the Sands. The MLK Widening Project also includes relocation of the Atlantic City Post Office and the acquisition of certain businesses and residential dwellings necessary for the street widening. In October 2001, the Sands donated additional CRDA deposits in the amount of $3.7 million to cover legally required replacement housing costs. The temporary funding by the Sands CRDA obligations for the MLK Widening Project is to be recredited to the Sands if and when funding is actually received from the NJ Department of Transportation, which has agreed to fund the project in its 2003 fiscal year commencing July 1, 2002.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Financing Activities

      On the Effective Date, GB Property Funding's existing debt securities, consisting of the Old Notes, and all of Holdings' Old Common Stock owned by PBV and GBLLC were cancelled. Also, on the Effective Date, 10,000,000 shares of Common Stock were issued and outstanding. Of the 10,000,000 shares, 5,375,000 shares were distributed to the holders of the Old Notes in a pro rata distribution, and 4,625,000 shares were purchased by High River for $65 million. The Notes in the principal amount of $110,000,000 were issued and distributed pro rata to the holders of the Old Notes. Total scheduled maturities of long term debt during the remainder of 2001 is $5,000.

      Under an order of the Bankruptcy Court, permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets prior to the Effective Date, which were part of the security for the Old Notes, were remitted to the Indenture Trustee as reductions to the outstanding principal of the Old Notes. Proceeds from the sale of such assets, amounting to $4,000 for the nine months ended September 30, 2000, were remitted to the Indenture Trustee. Although the payments were remitted to the Indenture Trustee as reductions on principal in accordance with the Order of the Bankruptcy Court, the Indenture Trustee advised the Company (i) that such payments were retained by the Indenture Trustee pursuant to the terms of the Indenture as security for the payment of the fees and expenses incurred by the Indentured Trustee in the Chapter 11 proceeding and
(ii) that the Indenture Trustee included the amount of such payments in its fee application before the Bankruptcy Court for the benefit of the holders of the Old Notes. Subject to a certain reduction as respects the Company, the Bankruptcy Court granted the fee application of the Indenture Trustee.

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

      The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                       ----------------------------      ----------------------------
                                                           2001             2000            2001             2000
                                                       -----------      -----------      -----------      -----------
                                                                         ($000's, except for Units)
Units: (at end of period)
     Table Games       - Sands                                  71               80               71               80
                       - Atlantic City (ex. Sands)           1,073            1,105            1,073            1,105
     Slot Machines     - Sands                               2,056            1,942            2,056            1,942
                       - Atlantic City (ex. Sands)          35,640           33,596           35,640           33,596

Gross Wagering (1)
     Table Games       - Sands                         $   124,326      $   127,226      $   353,332      $   348,676
                       - Atlantic City (ex. Sands)       1,832,300        2,027,467        5,139,111        5,500,998
     Slot Machines     - Sands                             638,296          579,455        1,793,286        1,599,876
                       - Atlantic City (ex. Sands)      10,123,514       10,107,798       27,996,054       27,460,642

Hold Percentages (2)
     Table Games       - Sands                                16.2%            14.2%            15.2%            14.8%
                       - Atlantic City (ex. Sands)            16.1%            15.2%            15.7%            15.7%
     Slot Machines     - Sands                                 7.0%             7.7%             7.0%             7.7%
                       - Atlantic City (ex. Sands)             8.1%             8.2%             8.1%             8.2%

Revenues (2)
     Table Games       - Sands                         $    20,161      $    18,099      $    53,845      $    51,424
                       - Atlantic City (ex. Sands)         295,112          308,512          804,458          862,767
     Slot Machines     - Sands                              44,904           44,853          125,013          123,883
                       - Atlantic City (ex. Sands)         819,589          829,076        2,264,479        2,254,541
     Other (3)         - Sands                                 602              858            1,974            2,424
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

      Table game drop decreased by $2.9 million (2.3%) during the three months ended September 30, 2001 compared with the same period of 2000. For the nine months ended September 30, 2001, the Sands table game drop increased by $4.7 million (1.3%) compared with the same prior year period. The increase in table game drop occurred despite operating with fewer table games (11% decrease) than the same prior year periods. The number of table games decreased by 32 units (2.9%) at all other Atlantic City Casinos between September 2000 and September 2001. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same period reflected a decrease of 6.6%. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry (the "industry") aggregate table game drop) increased to 6.4% for the three and nine months ended September 30, 2001 from 5.9% and 6.0%, respectively, for the same prior year periods. The Sands table game drop increase in 2001 is attributable to an increased volume of play (4.0%) from patrons whose wagering is tracked and whose level of play generally entitles them to a varying level of rewards, including cash, complimentary rooms, food, beverage, entertainment and gifts ("rated players"). Table game hold percentage increased 2.0 percentage points to 16.2% for the three months ended September 30, 2001 compared to the same period last year. For the nine months ended September 30, 2001 compared to the same prior year period, table game hold percentage increased 0.4 percentage points to 15.2%. Aggregate gaming space at all other Atlantic City casinos increased by approximately 46,000 square feet at September 30, 2001 compared to 2000. The amount of gaming space at the Sands increased approximately 4,000 square feet between periods.

      Slot machine handle increased $58.8 million (11.2%) and $193.4 million (12.1%) during the three and nine month periods ended September 30, 2001 compared with the same periods of 2000. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the three and nine month periods ended September 30, 2001 vs. the same period in 2000 was 0.2% and 2.0%, respectively. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle increased to 6.0% and 5.9%, respectively, for the three and nine months ended September 30, 2001 from 5.5% and 5.4%, respectively, for the same prior year periods. The increased Sands slot handle during 2001 is primarily attributable to an increased volume of play from rated and unrated players brought on by the lowering of the hold percentage, which is a result of the Sands' "value gaming" philosophy. The number of slot machines increased 4.0% at the Sands. On an industry-wide basis, the number of slot machines increased by 5.0% in 2001 compared to 2000. As part of the Sands capital expenditure program new and more popular slot machines continue to be purchased.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following table sets forth the changes in operating revenues and expenses (unaudited) for the three and nine month periods ended September 30, 2001 and 2000:

                                       Three Months Ended September 30,                     Nine Months Ended September 30,
                                ---------------------------------------------      -----------------------------------------------
                                                          Increase (Decrease)                                  Increase (Decrease)
                                   2001        2000          $           %            2001          2000          $            %
                                --------      -------     -------     -------      ---------      --------     -------      ------
                                                                       (Dollars In Thousands)
Revenues:
Casino                          $ 65,667      $63,810     $ 1,857        2.91      $ 180,832      $177,731     $ 3,101        1.74
Rooms                              3,303        2,582         721       27.92          8,903         7,173       1,730       24.12
Food and Beverage                  7,960        7,855         105        1.34         22,525        21,122       1,403        6.64
Other                              1,338        1,385         (47)      (3.39)         3,644         3,549          95        2.68

Promotional Allowances            11,446       11,258         188        1.67         32,782        30,588       2,194        7.17

Costs and Expenses
Casino                            49,661       48,864         797        1.63        143,243       136,867       6,376        4.66
Rooms                                959          648         311       47.99          3,421         2,106       1,315       62.44
Food and Beverage                  2,765        2,533         232        9.16          7,424         6,685         739       11.05
Other                                761        1,224        (463)     (37.83)         2,520         2,851        (331)     (11.61)
General and Administrative         2,630        2,593          37        1.43          9,253         7,663       1,590       20.75
Depreciation and Amortization      2,836        3,356        (520)     (15.49)         8,652         9,414        (762)      (8.09)

Income from Operations             7,210        5,156       2,054       39.84          8,609        13,401      (4,792)     (35.76)

Non-operating items, net           2,416          490       1,926      393.06          7,097         2,665       4,432      166.30
Income Tax (Provision) Benefit    (1,708)       2,235      (3,943)    (176.42)          (645)           --        (645)

      Revenues

      Casino revenues increased $1.9 million due to increased table game hold percentages and increased slot handle for the three months ended September 30, 2001 compared with the same period in 2000. Casino revenues increased $3.1 million for the nine months ended September 30, 2001 compared to the same period in 2000 due to increased table drop, table hold percentage and slot handle, which more than offset the impact of decreased slot hold percentages.

      Rooms revenue increased $721,000 and $1.7 million, respectively, as a result of an increase in occupied rooms and an increase in the average daily room rate (ADR) for the three and nine month periods ended September 30, 2001 compared to the same prior year periods. The increase in occupied rooms is primarily due to the increased inventory of available rooms as a result of the Madison House Hotel.

      Food and beverage revenues increased $100,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2001 due to an increase in revenue per cover ("average check").

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other revenues increased $95,000 for the nine months ended September 30, 2001, compared to the same prior year period, as a result of increases in entertainment and retail merchandise outlets revenue.

      Promotional Allowances

      Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs and (ii) the cash value of redeemable points earned under a customer loyalty program based on their casino play. As a percentage of rooms, food and beverage and other revenues, the component of the allowances related to the retail value of goods and services increased to 5.8% during the nine months ended September 30, 2001 from 5.7% during the same period of 2000. The slight increase is an indication that marketing programs and promotional activities utilizing the "value gaming" philosophy are successfully increasing the rated play thereby increasing table game drop by $4.7 million.

      Departmental Expenses

      Casino expenses at the Sands increased by $797,000 and $6.4 million, respectively, for the three and nine months ended September 30, 2001 compared to the same prior year period, as a result of the increase in costs associated with television advertising, the allocation of complimentaries, insurance, utilities, property taxes and facilities expenses. The increase in utilities and facilities was a function of increased costs in procuring those services. Property taxes increased as a result of increased tax rates and ratables. There were no television advertising costs through the first nine months of 2000.

      Rooms expense increased by $311,000 and $1.3 million for the three and nine months ended September 30, 2001, respectively, compared to the same prior year periods due to Madison House rental cost, and payroll and related cost, offset by an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis.

      Food and beverage expense increased $232,000 and $740,000 for the three and nine months ended September 30, 2001, respectively, compared to the same prior year periods due to an increase in revenue and the related cost of food and beverage offset by an increase in the allocation of expenses to casino expense due to a higher percentage of food and beverage being utilized on a complimentary basis.

      Other expenses decreased $331,000 for the nine months ended September 30, 2001 compared to the same period last year, as a result of higher allocation of other expenses to casino expense.

      General and Administrative Expenses

      General and administrative expenses increased $1.6 million for the nine months ended September 30, 2001 compared to the same period last year, due to the costs associated with the attempted acquisition of the Claridge Hotel Casino and severance packages arising from layoffs in a reorganization of operations. Also, increases in property taxes, utilities and insurance contributed to the variance.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      Depreciation and Amortization

      Depreciation and amortization expense decreased $520,000 and $762,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the same prior year periods as a result of the asset valuation reduction associated with "fresh start reporting" implemented in September 2000.

      Interest Income and Expense

      Interest income increased by $573,000 and $1.8 million during the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase was due to earnings on increased cash reserves since the Effective Date. Prior to September 2000, earnings on cash reserves were recorded as a reduction of reorganization costs.

      Interest expense increased $3.0 million and $9.0 million during the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase is due to the accrual of interest expense on the Notes, as the 2000 operations reflect the suspension of interest accounts during the bankruptcy proceeding.

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

      Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments, for income tax purposes, of certain nondeductible expenses. The Federal income tax provision of approximately $645,000 for the nine months ended September 30, 2001 is a result of

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

      At September 30, 2001, the Company has deferred tax assets including State net operating losses and Federal credit carryforwards. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the Federal credit carryforwards, if not utilized, will expire each year through 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal NOL's of the Company through December 31, 1998 to offset Federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its amended 1999 and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire portion at September 30, 2001.

      As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt as of the Effective Date was discharged. Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001 and reduces the Company's tax attributes by approximately $14.9 million. To effect the taxattribute reduction, the Company has reduced the tax basis in its long term depreciable assets held as of January 1, 2001. The Company had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax attributes, if any, on a post confirmation basis as a result of this change of ownership.

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

PART II: OTHER INFORMATION

Item 6.(a) Exhibits

Item 6.(b) Reports on Form 8-K

      During the quarter ended September 30, 2001, the Registrants filed the following reports on form 8-K:

               Items Listed                                 Dates Filed
               ------------                                 -----------

                    5                                       August 29, 2001
                    5, 7                                    September 20, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 14, 2001.

                                                GB HOLDINGS, INC.
                                            GB PROPERTY FUNDING CORP.
                                        GREATE BAY HOTEL AND CASINO, INC.
                                                  Registrants


Date: November 14, 2001                 By: /s/ Timothy A. Ebling
     ----------------------------          -------------------------------------
                                                Timothy A. Ebling
                                          Executive Vice President, Chief
                                          Financial Officer and Principal
                                               Accounting Officer