Form 10-Q/A
period 2002-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2002-09-06
CIK 912906, 906595, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------      --------------------

Commission file number                33-69716
                       -------------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                    75-2502290
              DELAWARE                                    75-2502293
             NEW JERSEY                                   22-2242014
----------------------------------------   -------------------------------------
  (States or other jurisdictions of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.'s)

       c/o Sands Hotel & Casino
    Indiana Avenue & Brighton Park
      Atlantic City, New Jersey                               08401
------------------------------------------  ------------------------------------
(Address of principal executive offices)                  (Zip Code)

(Registrants" telephone number, including area code):            (609) 441-4517
                                                      --------------------------


                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ----------

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---    ------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Registrant                              Class                    Outstanding at August 26, 2002
---------------------------------------  ---------------------------------    -------------------------------
      GB Property Funding Corp.          Common stock, $1.00 par value                   100 shares
          GB Holdings, Inc.              Common stock, $.01 par value                 10,000,000 shares
  Greate Bay Hotel and Casino, Inc.        Common stock, no par value                    100 shares

                                Introductory Note

       This Amendment on Form 10-Q/A is being filed to restate the Company's Consolidated Financial Statement for the quarters ended March 31, 2002 and 2001. The restatement to the consolidated financial statements herein includes the reclassification of costs related to customer cash and coin incentives in accordance with the Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09").

       Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 focuses on the accounting and presentation of discounts, coupons, and rebates. EITF 01-09 requires, among other things, that cash or other consideration provided to customers as part of a transaction is presumed to be a reduction in revenue unless the vendor is able to establish both that it received or will receive a separate identifiable benefit and the fair value of the benefit can be reasonably estimated. The Company offers cash inducements to encourage visitation and play at the casino and as the Company was unable to meet the criteria as discussed in EITF 01-09, these costs have been reclassified from casino expenses to promotional allowances on the accompanying consolidated statements of operations. The Company previously recorded these costs in casino expense in the accompanying consolidated statements of operations.

       The adoption of EITF 01-09 resulted in a $3.7 million and $5.0 million increase in promotional allowances (and a corresponding reduction of casino expenses) for the three months ended March 31, 2002 and 2001, respectively. Application of the requirements of EITF 01-09 do not have an impact on previously reported operating income or net income and have no impact on the previously reported consolidated financial statements other than the reclassifications noted above.

       See Note 8, "New Accounting Pronouncements," to the Company's Consolidated Financial Statements for the quarter ended March 31, 2002, for further information regarding the adoption of EITF 01-09.

       The impact on the Consolidated Statements of Operations, as a result of the reclassification described above, is as follows:


                                               Three Months Ended                   Three Months Ended
                                                 March 31, 2002                        March 31, 2001
                                       -----------------------------------  ------------------------------------
                                           Amount                                Amount
                                         Previously                            Previously
                                          Reported         As Restated          Reported         As Restated
                                       ----------------  -----------------  -----------------  -----------------
CONSOLIDATED STATEMENTS OF OPERATIONS
      Less - promotional allowances     $   (8,835,000)   $   (12,565,000)  $    (10,231,000)   $   (15,265,000)
         Net revenues                       56,974,000         53,244,000         53,635,000         48,601,000
 Expenses:
      Casino                                40,549,000         36,819,000         45,460,000         40,426,000
         Total expenses                     51,031,000         47,301,000         56,149,000         51,115,000

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    March 31,       December 31,
                                                                      2002              2001
                                                                ----------------  ---------------
                                                                   (Unaudited)
Current Assets:
     Cash and cash equivalents                                     $  58,608,000   $   57,369,000
     Accounts receivable, net of allowances
        of $12,830,000 and $14,406,000, respectively                   8,671,000        8,911,000
     Inventories                                                       2,403,000        2,431,000
     Income taxes receivable                                             759,000          759,000
     Prepaid expenses and other current assets                         1,217,000        2,266,000
                                                                   -------------   --------------
        Total current assets                                          71,658,000       71,736,000
                                                                   -------------   --------------

Property and Equipment:
     Land                                                             54,814,000       54,814,000
     Buildings and improvements                                       89,006,000       84,890,000
     Equipment                                                        28,713,000       27,321,000
     Construction in progress                                         13,330,000       17,003,000
                                                                   -------------   --------------
                                                                     185,863,000       184,028,000
     Less - accumulated depreciation and
        amortization                                                 (15,656,000)     (13,016,000)
                                                                   -------------   --------------
     Property and equipment, net                                     170,207,000      171,012,000
                                                                   -------------   --------------

Other Assets:
     Obligatory investments, net of allowances of
       $9,615,000 and $9,290,000, respectively                         9,671,000        9,302,000
     Other assets                                                      3,665,000        3,872,000
                                                                   -------------   --------------
        Total other assets                                            13,336,000       13,174,000
                                                                   -------------   --------------
                                                                   $ 255,201,000   $  255,922,000
                                                                   =============   ==============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      March 31,         December 31,
                                                                        2002                2001
                                                                   -------------       -------------
                                                                     (Unaudited)
Current Liabilities
     Current maturities of long-term debt                          $      20,000         $      19,000
     Accounts payable                                                  5,808,000             6,843,000
     Accured liabilities -
        Salaries and wages                                             4,503,000             4,144,000
        Interest                                                          67,000             3,092,000
        Reorganization costs                                              40,000               155,000
        Insurance                                                      1,695,000             1,670,000
        Other                                                          5,200,000             5,266,000
     Other current liabilities                                         4,870,000             3,873,000
                                                                   -------------       ---------------
        Total current liabilities                                     22,203,000            25,062,000
                                                                   -------------       ---------------
Long-Term Debt                                                       110,347,000           110,352,000
                                                                   -------------       ---------------
Other Noncurrent Liabilities                                           3,724,000             3,839,000
                                                                   -------------       ---------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding                      -                     -
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                                     100,000               100,000
     Additional paid-in capital                                      124,900,000           124,900,000
     Accumulated deficit                                              (6,073,000)           (8,331,000)
                                                                   -------------       ---------------
         Total shareholders' equity                                  118,927,000           116,669,000
                                                                   -------------       ---------------
                                                                   $ 255,201,000       $   255,922,000
                                                                   =============       ===============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                          March 31,
                                                            ------------------------------------

                                                                  2002               2001
                                                            ---------------     ----------------
                                                               (Unaudited)          (Unaudited)
Revenues:                                                       (Restated)           (Restated)
     Casino                                                   $ 55,670,000      $  53,666,000
     Rooms                                                       2,746,000          2,554,000
     Food and beverage                                           6,465,000          6,741,000
     Other                                                         928,000            905,000
                                                              ------------      -------------
                                                                65,809,000         63,866,000
     Less - promotional allowances                             (12,565,000)       (15,265,000)
                                                              ------------      -------------
         Net revenues                                           53,244,000         48,601,000
                                                              ------------      -------------
Expenses:
     Casino                                                     36,819,000         40,426,000
     Rooms                                                       1,105,000          1,171,000
     Food and beverage                                           2,489,000          2,008,000
     Other                                                         733,000            641,000
     General and administrative                                  2,912,000          3,905,000
     Depreciation and amortization                               3,243,000          2,964,000
                                                              ------------      -------------
         Total expenses                                         47,301,000         51,115,000
                                                              ------------      -------------
Income/(loss) from operations                                    5,943,000         (2,514,000)
                                                              ------------      -------------
Non-operating income (expense):
     Interest income                                               290,000            991,000
     Interest expense (net of capitalized interest of
         $379,000 for the three months ended March 31, 2002)    (2,730,000)        (3,129,000)
     Gain on disposal of assets                                     15,000              5,000
                                                              ------------      -------------
     Total non-operating expense, net                           (2,425,000)        (2,133,000)
                                                              ------------      -------------
Income/(loss) before income taxes                                3,518,000         (4,647,000)
     Income tax benefit (provision)                             (1,260,000)         1,591,000
                                                              ------------      -------------
Net income/(loss)                                             $  2,258,000      $  (3,056,000)
                                                              ============      =============
Basic/diluted income/(loss) per common share                  $       0.23      $       (0.31)
                                                              ============      =============
Weighted average common shares outstanding                      10,000,000         10,000,000
                                                              ============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                  -----------------------------------

                                                                        2002               2001
                                                                  ----------------    ---------------
                                                                    (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
     Net income (loss)                                               $   2,258,000      $  (3,056,000)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                   3,243,000          2,964,000
         Gain on disposal of assets                                        (15,000)            (5,000)
         Provision for doubtful accounts                                   315,000            608,000
         (Increase) decrease in accounts receivable                        (75,000)           802,000
         Decrease in accounts payable
           and accrued liabilities                                      (3,857,000)        (5,345,000)
         Net change in other current assets and liabilities              1,874,000           (742,000)
         Net change in other noncurrent assets and liabilities              78,000             33,000
                                                                     -------------      -------------

            Net cash provided by (used in) operating activities          3,821,000         (4,741,000)
                                                                     -------------      -------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (1,923,000)        (3,821,000)
     Proceeds from disposition of assets                                    15,000              5,000

     Obligatory investments                                               (670,000)          (651,000)
                                                                    --------------      -------------
         Net cash used in investing activities                          (2,578,000)        (4,467,000)
                                                                    --------------      -------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                           (4,000)           (21,000)
                                                                    ---------------     -------------
         Net cash used in financing activities                              (4,000)           (21,000)
                                                                    --------------      -------------
          Net increase (decrease) in cash and cash equivalents           1,239,000         (9,229,000)
            Cash and cash equivalents at beginning of period            57,369,000         77,903,000
                                                                    --------------      -------------
            Cash and cash equivalents at end of period              $   58,608,000      $  68,674,000
                                                                    ==============      =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     Organization, Business and Basis of Presentation

        GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $38.0 million and $37.9 million as of March 31, 2002 and December 31, 2001, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

        The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes refer to the Notes to Consolidated Financial Statements contained herein.

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

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


          The consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these consolidated financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year's consolidated financial statement presentation.

(2)    Long-Term Debt and Pledge of Assets

       Long-term debt is comprised of the following:

                                                     March 31,      December 31,
                                                       2002            2001
                                                 ---------------  --------------

 11% notes, due 2005 (a)                         $  110,000,000    $110,000,000
 Other                                                  367,000         371,000
                                                 --------------   -------------

      Total                                         110,367,000     110,371,000
 Less - current maturities                              (20,000)        (19,000)
                                                 --------------   -------------

      Total long-term debt                       $  110,347,000    $110,352,000
                                                 ==============   =============

(a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GB Property Funding issued $110,000,000 of 11% notes due 2005 (the "New Notes"). Interest on the New Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005. The New Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

         The original indenture for the New Notes contained various provisions, which, among other things, restricted the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations and contained certain other limitations on the ability to merge, consolidate, or to sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


         In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

         Holders representing approximately 98% in principal amount of the New Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of New Notes was a necessary condition to the Modifications. Accordingly, GB Property Funding, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of New Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of New Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


       Scheduled payments of long-term debt as of March 31, 2002, are set forth below:

                     2002 (nine months)                     $      15,000
                     2003                                          21,000
                     2004                                          23,000
                     2005                                     110,026,000
                     2006                                          28,000
                     Thereafter                                   254,000
                                                            -------------
                        Total                               $ 110,367,000
                                                            =============


       Interest paid amounted to $6,059,000 and $6,068,000 respectively, for the three months ended March 31, 2002 and 2001. At March 31, 2002 and December 31, 2001, accrued interest on the New Notes was $67,000 and $3,092,000, respectively.

(3)    Income Taxes

       The components of the benefit (provision) for income taxes are as follows:
                                                   Three Months Ending March 31,
                                                       2002             2001
                                                  -------------     ------------

Federal income tax benefit (provision):
     Current                                      $  (1,260,000)     $ 1,591,000
     Deferred                                                 -                -

State income tax benefit (provision):
     Current                                                  -                -
     Deferred                                                 -                -
                                                  -------------     ------------
                                                  $  (1,260,000)    $  1,591,000
                                                  =============     ============

       Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes has been calculated and paid on a consolidated basis.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


       At March 31, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 2002.

       The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent upon receipt of information from HCC and GBCC as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations.

       The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 is barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

       Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of approximately $1.3 million for the three months ended March 31, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


(4)    Transactions with Related Parties

       GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $68,000 and $60,000, respectively, for the three months ended March 31, 2002 and 2001.

       Excluding the New Notes, there were no affiliate advances and borrowings for the three months ended March 31, 2002 and 2001, respectively. There was no interest expense incurred with respect to affiliate advances and borrowings for the three months ended March 31, 2002 and 2001, respectively.

(5)    Legal Proceedings

       The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and has filed an appeal for calendar year 2002 with the Atlantic County Tax Board. The City of Atlantic City has also appealed the amount of the assessments for the years 1996 through 2001, inclusive, and has filed a cross-petition with the Atlantic County Tax Board for calendar year 2002.

       The Company has discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company has conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement is conducting a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory remedies, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation is subject to uncertainties and no assurances can be given. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


(6)      Income (Loss) Per Share

         Statement of Financial Accounting Standards No. 128: "Earnings Per Share" requires, among other things, the disclosure of basic earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, only basic income (loss) per share disclosure is required. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

(7)    Supplemental Cash Flow Information

       Cash paid for interest and income taxes during the three months ended March 31, 2002 and 2001 are set forth below:

                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------
                                                    2002          2001
                                              -------------  -------------

 Interest paid                                 $  6,059,000  $  6,068,000
                                              =============  ============

 Income taxes paid                             $          -  $          -
                                              =============  ============

(8)      New Accounting Pronouncements (Restated)

       In 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22: "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances.

       In 2001, the EITF reached a consensus on Issue No. 01-09: "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 requires, among other things, that cash or other consideration provided customers as part of a transaction is presumed to be a reduction in revenue unless the vendor is able to establish both that it received or will receive a separate identifiable benefit and the fair value of the benefit can be reasonably estimated. The Company offers cash inducements to encourage visitation and play at the casino and as the Company was unable to meet the criteria as discussed in EITF 01-09, these costs have been reclassified from casino expenses to promotional allowances on the accompanying consolidated statements of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


       With the adoption of the new standards, the prior year periods presented have been reclassified to conform to the new presentation. This resulted in a $3.7 million and $5.0 million increase in promotional allowances (and a corresponding reduction of casino expenses) for the three months ended March 31, 2002 and 2001, respectively. Application of the requirements of EITF 01-09 do not have an impact on previously reported operating income or net income and have no impact on the previously reported consolidated financial statements other than the reclassifications noted above.

       In 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"): "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. FAS 141 replaces Accounting Principals Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 is effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of these standards did not have any impact on the Company's results of operations or financial position, as the Company does not have intangible assets or goodwill.

       In 2001, the FASB issued FASB Statement No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this new standard.

       In 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with FAS No. 142. FAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of FAS No. 144 did not have a material impact on the Company's consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q/A contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q/A, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below). As discussed in the Introductory Note, the adoption of EITF 01-09 required reclassification of costs from casino expense to promotional allowances. Accordingly, Management's discussion and analysis of results of operations has been restated to include those amendments. As set forth in the Introductory Note, there was no impact to the Company's financial condition as a result of the adoption of EITF 01-09.

LIQUIDITY AND CAPITAL RESOURCES

       On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date"). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000.

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

         In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

         Holders representing approximately 98% in principal amount of the New Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of New Notes was a necessary condition to the Modifications. Accordingly, GB Property Funding, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of New Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of New Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

       Operating Activities

       At March 31, 2002, the Company had cash and cash equivalents of $58.6 million. The Company generated $3.8 million of net cash from operations during the three months ended March 31, 2002 compared to using net cash of $4.7 million for the three months ended March 31, 2001. During the first quarter of 2002, the Company utilized internal funds for capital additions of $1.9 million and to make obligatory investments of $670,000.

       Financing Activities

      The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex and is presently undergoing renovations to upgrade and combine the rooms into a total of 113 suites and 13 single rooms. To date, 89 of the suites and 12 of the single rooms have been completed. It is the intention of the Sands to maintain and operate the Madison House in the same quality as the Sands, making those rooms available to Sands casino customers and the general public.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


      Total scheduled maturities of long term debt during the remainder of 2002 is $15,000.

      Investing Activities

      Capital expenditures at the Sands for the three months ended March 31, 2002 amounted to approximately $1.9 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

        In 2000, GBHC also entered into an agreement with the entities controlling the Claridge, subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance completed in June 2000. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above, and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April 2000, closing took place on the CAB and the existing structure was subsequently demolished.

       The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2002 totaled $670,000. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

       Summary

       Management believes that cash flows generated from operations during 2002, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

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

       The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:
                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2002         2001
                                                      -----------  ------------
                                                        (Dollars in Thousands)
Units: (at end of period)
     Table Games   - Sands                                  82            80
                   - Atlantic City (ex. Sands)           1,190         1,228
     Slot Machines - Sands                               2,061         2,010
                   - Atlantic City (ex. Sands)          35,251        34,327

Gross Wagering (1)
     Table Games   - Sands                        $     95,017   $   110,772
                   - Atlantic City (ex. Sands)       1,587,589     1,614,737
     Slot Machines - Sands                             582,553       543,244
                   - Atlantic City (ex. Sands)       9,032,470     8,536,918

Hold Percentages (2)
     Table Games   - Sands                               15.5%         13.7%
                   - Atlantic City (ex. Sands)           16.3%         15.4%
     Slot Machines - Sands                                7.1%          7.2%
                   - Atlantic City (ex. Sands)            8.1%          8.1%

Revenues (2)
     Table Games   - Sands                        $     14,747   $    15,137
                   - Atlantic City (ex. Sands)         258,046       248,390
     Slot Machines - Sands                              41,083        39,135
                   - Atlantic City (ex. Sands)         728,202       692,004
     Other (3)     - Sands                                 590           690
                   - Atlantic City (ex. Sands)             N/A           N/A

-------------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

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

       Table game drop decreased by $15.7 million (14.2%) during the three months ended March 31, 2002 compared with the same period of 2001. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same period reflected a decrease of 1.7%. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry (the "industry") aggregate table game drop) decreased to 5.6%. The decrease in table game drop is attributable to among other things: (i) the overall trend in table game business throughout the industry, (ii) the result of the Company's decision in the prior period to offer promotional odds thereby causing increased table game drop with less than profitable results and (iii) the Company's decision during the current period to eliminate table game programs that had become less profitable. Table game hold percentage increased 0.9 percentage points to 15.8% for the three months ended March 31, 2002 compared to the same period last year. Between the first quarter of 2001 and the first quarter of 2002, the number of table games increased 2.5% at the Sands, compared with a decrease of 3.1% at all other Atlantic City casinos. The Sands plans to reduce its number of table games significantly during the second quarter 2002. Aggregate gaming space at all other Atlantic City casinos increased by approximately 34,000 square feet at March 31, 2002 compared to 2001. The amount of gaming space at the Sands increased approximately 1,000 square feet between periods.

       Slot machine handle increased $39.3 million (7.2%) during the three months ended March 31, 2002 compared with the same period of 2001. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the first quarter of 2002 vs. the same period in 2001 was 5.8%. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle increased to 6.1%, despite operating just 5.5% of the slot machines in the Atlantic City market. The increased Sands slot handle during 2002 is primarily attributable to an increased volume of play from both rated and unrated players as a result of an overall lower hold percentage. The number of slot machines increased 2.5% at the Sands. On an industry-wide basis, the number of slot machines increased 2.7% in the first quarter of 2002 compared to the first quarter of 2001. As part of the Sands capital expenditure program, new and more popular slot machines continue to be purchased. The Sands plans to add approximately 400 new slot machines in the third quarter of this year on existing casino floor space currently occupied by table games.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       The following table sets forth the changes in operating revenues and expenses (unaudited) for the three-month periods ended March 31, 2002 and 2001:

                                                Three Months Ended March 31,
                                    -------------------------------------------------
                                                                  Increase (Decrease)
                                        2002          2001           $           %
                                    -----------   ----------   ----------  ----------
                                                   (Dollars In Thousands)
Revenues:                                                (Restated)
Casino                              $  55,670    $   53,666   $   2,004        3.73
Rooms                                   2,746         2,554         192        7.52
Food and Beverage                       6,465         6,741        (276)      (4.09)
Other                                     928           905          23        2.54

Promotional Allowances                 12,565        15,265      (2,700)     (17.69)

Expenses:
Casino                                 36,819        40,426      (3,607)      (8.92)
Rooms                                   1,105         1,171         (66)      (5.64)
Food and Beverage                       2,489         2,008         481       23.95
Other                                     733           641          92       14.35
General and Administrative              2,912         3,905        (993)     (25.43)
Depreciation and Amortization           3,243         2,964         279        9.41

Income/(loss) from Operations           5,943        (2,514)      8,457      336.40

Non-operating items, net                2,425         2,133         292       13.69
Income Tax (Provision) Benefit         (1,260)        1,591      (2,851)    (179.20)


      Revenues

       Overall casino revenues increased $2.0 million primarily due to increased handle (7.2%) on slots. The slot revenue increase was partially offset by a decrease in table revenues primarily due to a 14.2% decrease in table drop.

        Rooms revenue increased $192,000 as a result of a combination of increased occupancy and an increase in the average daily room rate.

       Food and beverage revenues decreased $276,000 due to a decrease in complimentary food and beverage sales.

       Other revenues increased $23,000 as a result of an increase in Other Income due to an increase in entertainment revenue offset slightly by a decrease in merchandise sales.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       Promotional Allowances (Restated)

       Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances decreased to 22.6% during the three months ended March 31, 2002 from 28.4% during the same period of 2001. The decrease is primarily attributable to the elimination of marketing programs and other promotional activities that were deemed unprofitable and a continued focus on, and development of, the segments of play that created more volume with less expense. Promotional Allowances also decreased due to the reduction in bus coin incentives.

       Departmental Expenses (Restated)

       Casino expenses at the Sands decreased by $3.6 million as a result of the decrease in costs associated with the allocation of complimentaries described under Promotional Allowances. Casino payroll expenses decreased due to more focus on the table game costs related to a lower drop compared to the prior period. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. There was no television advertising expense in the first quarter 2002 while there were such expenses in the same prior year period.

       The rooms expense decrease of $66,000 was due to a decrease in housekeeping supplies expense and amenity package costs.

       Food and beverage expenses increased $481,000 due to a smaller share of costs allocated to casino expense as a result of a decrease in casino complimentaries. Increases in payroll, benefits and operating supplies were slightly offset by decreases in food and beverage cost of sales.

       Other expenses increased $92,000 as a result of a smaller share of costs allocated to casino expense as a result of a decrease in casino complimentaries offset by a decrease in payroll and benefits.

       General and Administrative Expenses

       General and administrative expenses decreased $1.0 million due to costs incurred during 2001 associated with the attempted acquisition of the Claridge Hotel Casino and the cost of a severance package related to an internal reorganization. Also, decreases in gas, utilities and insurance costs contributed to the variance.

       Depreciation and Amortization

       Depreciation and amortization expense increased $279,000 as a result of the increased investment in infrastructure and equipment.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

       Interest Income and Expense

       Interest income decreased by $701,000 during the three months ended March 31, 2002 compared to the same period in 2001. The decrease was due to lower interest rates and lower average balances of cash reserves in 2002 compared to 2001.

       Interest expense decreased $399,000 during the three months ended March 31, 2002 compared to the same period in 2001. The decrease is due to the capitalization of interest expense in 2002.

       Income Tax Benefit (Provision)

       Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes has been calculated and paid on a consolidated basis.

       At March 31, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 2002.

       The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent upon receipt of information from HCC and GBCC as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 is barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

       Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of approximately $1.3 million for the three months ended March 31, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

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

PART II:  OTHER INFORMATION

Item 6. (a) Exhibits


99.1 Certification of Principal Executive Officer of disclosure in the quarterly report for the period ended March 31, 2002.
99.2 Certification of Principal Financial Officer of disclosure in the quarterly report for the period ended March 31, 2002.

Item 6. (b) Reports on Form 8-K


       The registrants did not file any reports on Form 8K for the quarter ending March 31, 2002.

       During the quarter ended June 30, 2002, the Registrants filed the following reports on Form 8-K:

               Items Listed                         Dates Filed
               ------------                         -----------

                     4                              May 23, 2002

SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 13, 2002.

                                                       GB HOLDINGS, INC.
                                                  GB PROPERTY FUNDING CORP.
                                               GREATE BAY HOTEL AND CASINO, INC.
                                               ---------------------------------
                                                        Registrants

Date:  September 6, 2002               By: /s/        Timothy A. Ebling
     --------------------------------   ---------------------------------------
                                                      Timothy A. Ebling
                                                Executive Vice President, Chief
                                                Financial Officer and Principal
                                                      Accounting Officer