Form 10-Q/A
period 2002-03-31
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2002-11-12
CIK 912906, 906595, 912926

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

             Registrant                              Class                    Outstanding at November 8, 2002
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

                                Introductory Note



       This Amendment on Form 10-Q/A is being filed to restate the Certifications of the Principal Executive Officer and the Principal Financial Officer, respectively (the "Certifications") for the Quarterly Report on Form 10-Q/A for the period ended March 31, 2002.

       The previously filed Form 10-Q/A for the period ended March 31, 2002 contained, as exhibits, the Certifications, which were prepared pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (the "SO Act"). On August 29, 2002, the Securities and Exchange Commission ("SEC"), in accordance with the SO Act, adopted new rules (the "New Rules"), requiring a revised form of the Certifications. The New Rules also require that the Certifications be included in any amended Quarterly Reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       Because the Amendment to the Quarterly Report for the period ended March 31, 2002, which was filed on September 6, 2002, did not include the revised form of the Certifications, this amendment to that amendment is being filed. The Certifications contained herein conform to the New Rules.

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

       In 2001, the EITF reached a consensus on Issue No. 01-09: "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 requires, among other things, that cash or other consideration provided customers as part of a transaction is presumed to be a reduction in revenue unless the vendor is able to establish both that it received or will receive a separate identifiable benefit and the fair value of the benefit can be reasonably estimated. The Company, offers cash inducements to encourage visitation and play at the casino and as the Company was unable to meet the criteria as discussed in EITF 01-09, these costs have been reclassified from casino expenses to promotional allowances on the accompanying consolidated statements of operations.

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

PART II:  OTHER INFORMATION

Item 6. (a) Exhibits (Restated)

Item 6. (b) Reports on Form 8-K


       The registrants did not file any reports on Form 8K for the quarter ended March 31, 2002.

       During the quarter ended June 30, 2002, the Registrants filed the following reports on Form 8-K:

               Items Listed                                 Dates Filed
               ------------                                 -----------
                    4                                       May 23, 2002

SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 8, 2002.

                                               GB HOLDINGS, INC.
                                        GB PROPERTY FUNDING CORP.
                                       GREATE BAY HOTEL AND CASINO, INC.
                                                  Registrants

Date: November 8, 2002                 By: /s/  Timothy A. Ebling
      ------------------               ----------------------------------------
                                                Timothy A. Ebling
                                            Chief Financial Officer

Certifications (Restated)

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")


I, Timothy A. Ebling, Chief Financial Officer and the individual performing functions of the Chief Executive Officer solely for purposes of this certification of GB Property Funding Corp. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


    /s/ Timothy A. Ebling
--------------------------------

Name: Timothy A. Ebling

Date: November 8, 2002
      --------------------------


                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Timothy A. Ebling, Chief Financial Officer and the individual performing functions of the Chief Executive Officer solely for purposes of this certification of GB Property Funding Corp. certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

    /s/ Timothy A. Ebling
--------------------------------

Name: Timothy A. Ebling

Date: November 8, 2002
      --------------------------

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")


I, Timothy A. Ebling, Chief Financial Officer and the individual performing functions of the Chief Executive Officer solely for purposes of this certification of GB Holdings, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q/A or the period ended March 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


 /s/ Timothy A. Ebling
----------------------------------
Name: Timothy A. Ebling

Date: November 8, 2002
      ----------------------------


                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Timothy A. Ebling, Chief Financial Officer and the individual performing functions of the Chief Executive Officer solely for purposes of this certification of GB Holdings, Inc. certify that certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

 /s/ Timothy A. Ebling
----------------------------------
Name: Timothy A. Ebling

Date: November 8, 2002
      ----------------------------

             Certification of President and Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")


I, Timothy A. Ebling, President and Chief Financial Officer of Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


 /s/ Timothy A. Ebling
-----------------------------------
Name: Timothy A. Ebling

Date: November 8, 2002
      -----------------------------


             Certification of President and Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Timothy A. Ebling, President and Chief Financial Officer of Greate Bay Hotel and Casino, Inc. certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2002 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

 /s/ Timothy A. Ebling
-----------------------------------
Name: Timothy A. Ebling

Date: November 8, 2002
      -----------------------------