Form 10-Q
period 2002-09-30
GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC
filed 2002-11-15
CIK 912906, 906595, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -----------------         -----------------

Commission file number                    33-69716
                       ------------------------------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

          DELAWARE                                             75-2502290
          DELAWARE                                             75-2502293
         NEW JERSEY                                            22-2242014
  ------------------------------                          ---------------------
(States or other jurisdictions of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.'s)

               c/o Sands Hotel & Casino
         Indiana Avenue & Brighton Park
              Atlantic City, New Jersey                           08401
--------------------------------------------------          --------------------
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

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X    No
                           ---      ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



             Registrant                              Class                    Outstanding at November 8, 2002
---------------------------------------  ---------------------------------    --------------------------------
      GB Property Funding Corp.          Common stock, $1.00 par value                   100 shares
          GB Holdings, Inc.              Common stock, $.01 par value                 10,000,000 shares
  Greate Bay Hotel and Casino, Inc.        Common stock, no par value                    100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    September 30,    December 31,
                                                                        2002            2001
                                                                   ---------------  ---------------
                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents                                     $   50,037,000   $   57,369,000
     Accounts receivable, net of allowances
        of $12,406,000 and $14,406,000, respectively                    5,371,000        8,911,000
     Inventories                                                        2,003,000        2,431,000
     Income tax deposits                                                1,144,000          759,000
     Prepaid expenses and other current assets                          4,018,000        2,266,000
                                                                   ---------------  ---------------
        Total current assets                                           62,573,000       71,736,000
                                                                   ---------------  ---------------

Property and Equipment:
     Land                                                              54,814,000       54,814,000
     Buildings and improvements                                        91,720,000       84,890,000
     Equipment                                                         42,595,000       27,321,000
     Construction in progress                                           5,724,000       17,003,000
                                                                   ---------------  ---------------
                                                                      194,853,000      184,028,000
     Less - accumulated depreciation and
        amortization                                                  (21,940,000)     (13,016,000)
                                                                   ---------------  ---------------
     Property and equipment, net                                      172,913,000      171,012,000
                                                                   ---------------  ---------------

Other Assets:
     Obligatory investments, net of allowances of
       $9,941,000 and $9,290,000, respectively                          9,979,000        9,302,000
     Other assets                                                       3,307,000        3,872,000
                                                                   ---------------  ---------------
        Total other assets                                             13,286,000       13,174,000
                                                                   ---------------  ---------------
                                                                   $  248,772,000   $  255,922,000
                                                                   ===============  ===============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    September 30,     December 31,
                                                                        2002              2001
                                                                   ---------------  ----------------
                                                                         (Unaudited)
Current Liabilities
     Current maturities of long-term debt                          $       22,000    $       19,000
     Accounts payable                                                   4,627,000         6,843,000
     Accrued liabilities -
        Salaries and wages                                              3,526,000         4,144,000
        Interest                                                           67,000         3,092,000
        Insurance                                                       1,766,000         1,670,000
        Other                                                           5,012,000         5,421,000
     Other current liabilities                                          3,239,000         3,873,000
                                                                   ---------------  ----------------
        Total current liabilities                                      18,259,000        25,062,000
                                                                   ---------------  ----------------
Long-Term Debt                                                        110,336,000       110,352,000
                                                                   ---------------  ----------------
Other Noncurrent Liabilities                                            3,374,000         3,839,000
                                                                   ---------------  ----------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding                        -                 -
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                                      100,000           100,000
     Additional paid-in capital                                       124,900,000       124,900,000
     Accumulated deficit                                               (8,197,000)       (8,331,000)
                                                                   ---------------  ----------------
        Total shareholders' equity                                    116,803,000       116,669,000
                                                                   ---------------  ----------------
                                                                   $  248,772,000   $   255,922,000
                                                                   ===============  ================

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three Months Ended
                                                                         September 30,
                                                              ---------------------------------
                                                                   2002               2001
                                                              --------------     --------------
                                                                (Unaudited)       (Unaudited)
Revenues:
     Casino                                                   $  53,921,000      $  65,667,000
     Rooms                                                        2,870,000          3,302,000
     Food and beverage                                            6,083,000          7,961,000
     Other                                                          897,000          1,338,000
                                                              --------------     --------------
                                                                 63,771,000         78,268,000
     Less - promotional allowances                              (13,974,000)       (17,283,000)
                                                              --------------     --------------
         Net revenues                                            49,797,000         60,985,000
Expenses:
     Casino                                                      36,859,000         43,916,000
     Rooms                                                          377,000            742,000
     Food and beverage                                            3,184,000          2,765,000
     Other                                                          651,000            761,000
     General and administrative                                   2,988,000          2,755,000
     Depreciation and amortization                                3,776,000          2,836,000
                                                              --------------     --------------
         Total expenses                                          47,835,000         53,775,000
                                                              --------------     --------------
Income from operations                                            1,962,000          7,210,000
                                                              --------------     --------------

Non-operating income (expense):
     Interest income                                                308,000            743,000
     Interest expense (net of capitalized interest of
         $144,000, for the three months ended
         September 30, 2002)                                     (2,959,000)        (3,136,000)
     Loss on asset disposal                                         (24,000)           (23,000)
                                                              --------------     --------------
     Total non-operating expense, net                            (2,675,000)        (2,416,000)
                                                              --------------     --------------
Income (loss) before income taxes                                  (713,000)         4,794,000
     Income tax provision                                          (193,000)        (1,708,000)
                                                              --------------     --------------
Net income (loss)                                             $    (906,000)     $   3,086,000
                                                              ==============     ==============
Basic/diluted income (loss) per common share                  $       (0.09)     $        0.31
                                                              ==============     ==============

Basic/diluted weighted average common shares outstanding          10,000,000         10,000,000
                                                              ==============     ==============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Nine Months Ended
                                                                         September 30,
                                                              ---------------------------------
                                                                  2002               2001
                                                              --------------     --------------
                                                               (Unaudited)        (Unaudited)
Revenues:
     Casino                                                   $ 161,445,000      $ 180,832,000
     Rooms                                                        8,665,000          8,903,000
     Food and beverage                                           18,300,000         22,525,000
     Other                                                        2,875,000          3,644,000
                                                              --------------     --------------
                                                                191,285,000        215,904,000
     Less - promotional allowances                              (38,662,000)       (49,430,000)
                                                              --------------     --------------
         Net revenues                                           152,623,000        166,474,000
                                                              --------------     --------------
Expenses:
     Casino                                                     108,982,000        126,933,000
     Rooms                                                        2,497,000          2,657,000
     Food and beverage                                            8,496,000          7,424,000
     Other                                                        2,059,000          2,520,000
     General and administrative                                   9,932,000          9,679,000
     Depreciation and amortization                               10,641,000          8,652,000
     Loss on impairment of fixed assets                           1,282,000                  -
                                                              --------------     --------------
         Total expenses                                         143,889,000        157,865,000
                                                              --------------     --------------
Income from operations                                            8,734,000          8,609,000
                                                              --------------     --------------
Non-operating income (expense):
     Interest income                                                838,000          2,293,000
     Interest expense (net of capitalized interest of
         $676,000 for the nine months ended
         September 30, 2002)                                     (8,641,000)        (9,373,000)
     Gain (loss) on asset disposal                                   28,000            (17,000)
                                                              --------------     --------------
     Total non-operating expense, net                            (7,775,000)        (7,097,000)
                                                              --------------     --------------
Income before income taxes                                          959,000          1,512,000
     Income tax benefit                                            (825,000)          (645,000)
                                                              --------------     --------------
Net income                                                    $     134,000      $     867,000
                                                              ==============     ==============
Basic/diluted income per common share                         $        0.01      $        0.09
                                                              ==============     ==============
Basic/diluted weighted average common shares outstanding         10,000,000         10,000,000
                                                              ==============     ==============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                   2002               2001
                                                              --------------     --------------
                                                                (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
     Net income                                               $     134,000      $     867,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                           10,641,000          8,652,000
         Loss on impairment of fixed assets                       1,282,000                  -
         (Gain) loss on asset disposal                              (28,000)            17,000
         Provision for doubtful accounts                          1,253,000          2,624,000
         Increase in income tax deposits                           (385,000)                 -
         Decrease (increase) in accounts receivable               2,287,000         (2,994,000)
         Decrease in accounts payable
           and accrued liabilities                               (6,172,000)          (113,000)
         Net change in other current assets and liabilities      (2,328,000)         1,300,000
         Net change in other noncurrent assets and liabilities      429,000            149,000
                                                              --------------     --------------
            Net cash provided by operating activities             7,113,000         10,502,000
                                                              --------------     --------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                         (12,729,000)       (14,487,000)
     Proceeds from disposition of assets                             79,000              7,000
     Proceeds from sale of investments                              213,000            114,000
     Purchase of obligatory investments                          (1,995,000)        (2,019,000)
                                                              --------------     --------------
         Net cash used in investing activities                  (14,432,000)       (16,385,000)
                                                              --------------     --------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                   (13,000)          (462,000)
                                                              --------------     --------------
         Net cash used in financing activities                      (13,000)          (462,000)
                                                              --------------     --------------
         Net decrease in cash and cash equivalents               (7,332,000)        (6,345,000)
            Cash and cash equivalents at beginning of period     57,369,000         77,903,000
                                                              --------------     --------------
            Cash and cash equivalents at end of period        $  50,037,000      $  71,558,000
                                                              ==============     ==============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1)      Organization, Business and Basis of Presentation

        GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's only business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $33.7 million and $37.9 million as of September 30, 2002 and December 31, 2001, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


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

(2)     Long-Term Debt

        Long-term debt is comprised of the following:

                                           September 30,     December 31,
                                              2002               2001
                                        -----------------  -----------------

 11% notes, due 2005                     $   110,000,000    $   110,000,000
 Other                                           358,000            371,000
                                        -----------------  -----------------

      Total                                  110,358,000        110,371,000
 Less - current maturities                       (22,000)           (19,000)
                                        -----------------  -----------------

      Total long-term debt               $   110,336,000    $   110,352,000
                                        =================  =================


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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

        Total scheduled maturities of long-term debt as of September 30, 2002, are set forth below:

 2002 (three months)                              $        6,000
 2003                                                     21,000
 2004                                                     23,000
 2005                                                110,026,000
 2006                                                     28,000
 Thereafter                                              254,000
                                                 ----------------
    Total                                         $  110,358,000
                                                 ================


        At September 30, 2002 and December 31, 2001, accrued interest on the New Notes was $67,000 and $3,092,000, respectively.

(3)     Income Taxes

        The components of the benefit (provision) for income taxes are as follows:

                                            Nine Months Ending
                                              September 30,
                                      ------------------------------
                                          2002             2001
                                      -------------     ------------

Federal income tax provision:
     Current                          $   (215,000)     $  (645,000)
     Deferred                                    -                -

State income tax provision:
     Current                              (610,000)               -
     Deferred                                    -                -
                                      -------------     ------------
                                      $   (825,000)     $  (645,000)
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


        At September 30, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The enactment of the New Jersey Business Tax Reform Act ("BTR") on July 2, 2002 deferred the State net operating losses ("State NOL's"), set to begin expiring in 2003, for a two year period. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("FAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 2002 and December 31, 2001.

        The Internal Revenue Service has examined the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent on HCC and was dependent on GBCC for information as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations. In addition, GBCC filed a petition for relief in the United States Bankruptcy Court for the District of Delaware in 2001 and a plan was confirmed in 2002. GBCC's Plan provided for the liquidation of GBCC, and GBHC was notified that the Plan became effective in July 2002.

        The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 are barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of $215,000 for the nine months ended September 30, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

        On July 2, 2002, the BTR was signed into law. The BTR revises and updates the New Jersey corporation business tax and establishes filing fees for certain returns. Included in the BTR is a deferral on the use of State NOL's until tax year 2005. Those State NOL's that would have been utilized in tax years 2002 and 2003 will be granted a two year extension of their expiration period. Additionally, the BTR imposes an alternative minimum assessment ("AMA") based on gross receipts or gross profits. The taxpayer pays the greater of the AMA or the regular corporate business tax (CBT). The AMA provision is discontinued after 2006 and any portion of the AMA in excess of the regular CBT is allowed as a non-expiring future credit carryforward. Due to various uncertainties, management is unable to determine that realization of the future credit carryforward is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 2002.

        The State income tax provision of $610,000 for the three and nine months ended September 30, 2002 is a result of retroactively applying the statutory AMA rate of .4% to gross receipts, as defined in the BTR. Since the BTR was enacted in the third quarter of 2002, its entire impact is included in the State income tax provision of the consolidated statements of operations for both the three and nine months ended September 30, 2002.

(4)     Transactions with Related Parties

        GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $212,000 and $207,000, respectively, for the nine months ended September 30, 2002 and 2001.

        During the three and nine months ended September 30, 2002, GBHC borrowed $4.5 million from Holdings. This borrowing is eliminated in the consolidation of, and has no impact on, the accompanying consolidated financial statements.

(5)     Legal Proceedings

        The Company filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and filed an appeal for calendar year 2002 with the Atlantic County Tax Board. The City of Atlantic City also appealed the amount of the assessments for the years 1996 through 2001, inclusive, and filed a cross-petition with the Atlantic County Tax Board for calendar year 2002.

        The Company discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory sanctions, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

(6)     Income (Loss) Per Share

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted income (loss) per share are the same. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

(7)     Supplemental Cash Flow Information

        Cash paid for interest and income taxes during the nine months ended September 30, 2002 and 2001 are set forth below:


                                              Nine Months Ended
                                               September 30,
                                      -------------------------------
                                           2002             2001
                                      ---------------  --------------

 Interest paid                        $   12,127,000    $  6,096,000
                                      ===============  ==============

 Income taxes paid                    $    1,566,000    $     55,000
                                      ===============  ==============


(8)     New Accounting Pronouncement

        In 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 01-09: "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 requires, among other things, that cash or other consideration provided to customers as part of a transaction is presumed to be a reduction in revenue unless the vendor is able to establish both that it received or will receive a separate identifiable benefit and the fair value of the benefit can be reasonably estimated. The Company offers cash inducements to encourage visitation and play at the casino and, as the Company was unable to meet the criteria as discussed in EITF 01-09, these costs have been classified as promotional allowances on the accompanying consolidated statements of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


        With the adoption of the new standards, the prior year periods presented have been reclassified to conform to the new presentation. This resulted in a $5.8 million and $16.7 million increase in promotional allowances (and a corresponding reduction in casino expenses) for the three and nine months ended September 30, 2001, respectively. Application of the requirements of EITF 01-09 do not have an impact on previously reported operating income or net income and have no impact on the previously reported consolidated financial statements other than the reclassifications noted above.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


        In June 2002, FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of FAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. FAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002. FAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

(9)     Common Stock Listing

        The Company was contacted orally by a representative of the American Stock Exchange (the "Exchange") regarding the continued listing of its common stock. The Exchange representative initially advised that the Company might fail to meet the minimum requirements for continued listing on the Exchange. A representative of the Exchange later advised the Company in another call that the Exchange would not move to delist the Company's securities at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

        On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. The Effective Date of the Plan was September 29, 2000. All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000.

        On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "Common Stock") were issued and outstanding, and $110,000,000 of New Notes were issued. Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the Common Stock (the "Stock Distribution").

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

        Operating Activities

        At September 30, 2002, the Company had cash and cash equivalents of $50.0 million. The Company generated $7.1 million of net cash from operations during the nine months ended September 30, 2002 compared to $10.5 million during the same prior year period. During the second quarter of 2002, based upon a periodic review of long-lived assets for impairment in conjunction with a review of the Company's marketing programs and product mix, certain expenditures incurred for property expansion plans, that were included in construction in progress, were determined to be unusable and resulted in a loss on asset impairment in the amount of $1.3 million.

        Financing Activities

        The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex. The Sands recently completed renovations to upgrade and combine the rooms of the Madison House into a total of 113 suites and 13 single rooms. It is the intention of the Sands to maintain and operate the Madison House at the same quality level as the Sands.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Total scheduled maturities of long term debt as of September 30, 2002 are set forth below:

                     2002 (three months)         $        6,000
                     2003                                21,000
                     2004                                23,000
                     2005                           110,026,000
                     2006                                28,000
                     Thereafter                         254,000
                                                ----------------
                        Total                    $  110,358,000
                                                ================


        Investing Activities

        Capital expenditures at the Sands for the nine months ended September 30, 2002 amounted to approximately $12.7 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

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

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three and nine months ended September 30, 2002 amounted to $738,000 and $2.0 million, respectively. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



        Summary

Management believes that cash flows generated from operations during 2002, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures. However, any significant other capital expenditures may require additional financing.

        Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

        Allowance for Doubtful Accounts - The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

        Commitments and Contingencies - Litigation - On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Impairment of Long-Lived Assets - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

        Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

        Allowance for Obligatory Investments - The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear a below market rate of interest, direct investments or donations. Management bases its reserves on the type of investments the obligation has taken or is expected to take. CRDA bonds bear interest at approximately one-third below market rates. Donations of the Sands' quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Therefore, management has reserved the predominant balance of its obligatory investments at between 33% and 49%.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        RESULTS OF OPERATIONS

        Gaming Operations

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

        The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                       ----------------------------   -----------------------------
                                                           2002           2001            2002             2001
                                                       ------------   -------------   ------------    -------------
                                                          (Dollars in Thousands)         (Dollars in Thousands)
Units: (at quarter end)
     Table Games       - Sands                                   26              71             26               71
                       - Atlantic City (ex. Sands)            1,062           1,073          1,062            1,073
     Slot Machines     - Sands                                2,434           2,056          2,434            2,056
                       - Atlantic City (ex. Sands)           35,810          35,640         35,810           35,640

Gross Wagering (1)
     Table Games       - Sands                         $     43,826   $     124,326   $    203,175    $     353,332
                       - Atlantic City (ex. Sands)        1,863,754       1,832,300      5,087,418        5,139,111
     Slot Machines     - Sands                              588,045         638,296      1,728,627        1,793,286
                       - Atlantic City (ex. Sands)       10,738,490      10,123,514     29,403,374       27,996,054

Hold Percentages (2) (3)
     Table Games       - Sands                                14.3%           16.2%          14.8%            15.2%
                       - Atlantic City (ex. Sands)            15.5%           16.1%          15.8%            15.7%
     Slot Machines     - Sands                                 8.2%            7.0%           7.7%             7.0%
                       - Atlantic City (ex. Sands)             8.1%            8.1%           8.1%             8.1%

Revenues (2)
     Table Games       - Sands                         $      6,286   $      20,161   $     30,089    $      53,845
                       - Atlantic City (ex. Sands)          289,817         295,112        807,234          804,458
     Slot Machines     - Sands                               48,466          44,904        133,046          125,013
                       - Atlantic City (ex. Sands)          862,679         819,589      2,379,205        2,264,479
     Other (3)         - Sands                                  193             602          1,205            1,974
                       - Atlantic City (ex. Sands)              N/A             N/A            N/A              N/A

-------------------------------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

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

        Table game drop decreased by $80.5 million (64.8%) during the three months ended September 30, 2002 compared with the same prior year period. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos during the same period increased 1.7%. For the nine months ended September 30, 2002, the Sands table game drop decreased $150.2 million (42.5%) compared with the same prior year period. The decrease in table game drop is attributable to the reduction of the number of table games from 71 in 2001 to 26 by the end of the third quarter 2002. The decrease in the number of table games was necessary in order to make room on the casino floor for the installation of four hundred new slot machines. During the second quarter of 2002, there was considerable disruption of the casino floor related to the removal of table games and their replacement with slot machines. Table game hold percentage decreased 2.0 percentage points to 14.3% for the three months ended September 30, 2002 compared to the same period last year. For the nine months ended September 30, 2002, the table game hold percentage decreased 0.4 percentage points to 14.8% compared to the same prior year period. Aggregate gaming space at all other Atlantic City casinos increased by approximately 26,000 square feet (2.2%) at September 30, 2002 compared to September 30, 2001. The amount of gaming space at the Sands increased approximately 2,000 square feet (2.2%) between periods.

        Slot machine handle decreased $80.3 million (12.6%) and $64.7 million (3.6%) during the three and nine months ended September 30, 2002, respectively, compared with the same periods of 2001. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the third quarter and first nine months of 2002 vs. the same periods in 2001 was 6.1% and 5.0%, respectively. The decreased Sands slot handle during 2002 can be attributed to the disruption of the gaming floor during the reconfiguration and installation of four hundred new slot machines as well as a change in marketing strategy that no longer emphasized the "loosest slots" philosophy. This marketing strategy was evident in the change in the denominational mix of slot machines from higher denomination, lower hold percentage machines, toward lower denomination, higher hold percentage machines. The number of slot machines increased 18.4% at the Sands to 2,434 at September 30, 2002 compared to September 30, 2001. On an industry-wide basis, the number of slot machines increased 0.5% in the third quarter of 2002 compared to the third quarter of 2001. Additionally, during 2002, the Company's marketing direction focused on continued elimination of marketing programs and other promotional activities that were deemed to be less profitable and a continued focus on, and development of, the segments of play that create more value with less expense. Certain marketing programs have been revised to reflect this change. For example, the total cash incentive programs component of promotional allowances for the period has been reduced from $29.2 million in the comparative 2001 period, to $23.4 million, a 20.1% reduction. These types of marketing program changes have a direct impact upon both gross slot wagering and slot revenue.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three and nine month periods ended September 30, 2002 and 2001:


                                         Three Months Ended September 30,                Nine Months Ended September 30,
                                   --------------------------------------------   -----------------------------------------------
                                                           Increase (Decrease)                                Increase (Decrease)
                                     2002       2001          $            %         2002        2001           $            %
                                   --------   --------   ----------    --------   ----------   ---------    ---------    --------
                                                                         (Dollars In Thousands)
Revenues:
Casino                             $ 53,921   $ 65,667   $  (11,746)     (17.89)  $  161,445   $ 180,832    $ (19,387)     (10.72)
Rooms                                 2,870      3,302         (432)     (13.08)       8,665       8,903         (238)      (2.67)
Food and Beverage                     6,083      7,961       (1,878)     (23.59)      18,300      22,525       (4,225)     (18.76)
Other                                   897      1,338         (441)     (32.96)       2,875       3,644         (769)     (21.10)

Promotional Allowances               13,974     17,283       (3,309)     (19.15)      38,662      49,430      (10,768)     (21.78)

Expenses:
Casino                               36,859     43,916       (7,057)     (16.07)     108,982     126,933      (17,951)     (14.14)
Rooms                                   377        742         (365)     (49.19)       2,497       2,657         (160)      (6.02)
Food and Beverage                     3,184      2,765          419       15.15        8,496       7,424        1,072       14.44
Other                                   651        761         (110)     (14.45)       2,059       2,520         (461)     (18.29)
General and Administrative            2,988      2,755          233        8.46        9,932       9,679          253        2.61
Depreciation and Amortization         3,776      2,836          940       33.15       10,641       8,652        1,989       22.99
Loss on impairment of fixed assets        -          -            -           -        1,282           -        1,282           -

Income/(loss) from Operations         1,962      7,210       (5,248)     (72.79)       8,734       8,609          125        1.45

Non-operating items, net              2,675      2,416         (259)     (10.68)       7,775       7,097         (678)      (9.55)
Income Tax (Provision) Benefit         (193)    (1,708)       1,515       88.70         (825)       (645)        (180)      27.91


        Revenues

        Overall casino revenues decreased $11.7 million and $19.4 million, respectively, for the three and nine months ended September 30, 2002 compared to the same prior year periods. The decrease in revenue is primarily attributable to the reduction in table games and the disruption of gaming operations during the reconfiguration and installation of new slot machines.

        Rooms revenue decreased $433,000 and $238,000, respectively, for the three and nine months ended September 30, 2002 compared to the same prior year periods as a result of a combination of decreased occupancy and a decrease in the average daily room rate. The decrease in occupancy and average daily room rate was primarily a result of marketing programs that focused on the casino customer database.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Food and beverage revenues decreased $1.9 million and $4.2 million, respectively, for the three and nine months ended September 30, 2002 compared to the same prior year periods due to a decrease in complimentary food and beverage sales.

        Other revenues decreased $441,000 and $769,000, respectively, for the three and nine months ended September 30, 2002 compared to the same prior year periods as a result of a decrease in entertainment revenue.

        Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances decreased to 24.0% during the nine months ended September 30, 2002 from 27.3% during the same period of 2001. The decrease is primarily attributable to the elimination of marketing programs and other promotional activities that were deemed less profitable and a continued focus on, and development of, the segments of play that created more volume with less expense.

        Departmental Expenses

        Casino expenses at the Sands decreased by $7.1 million and $18.0 million, respectively, for the three and nine months ended September 30, 2002 compared to the same prior year periods. The decrease in casino expenses is primarily due to the reduction of complimentary costs associated with food and beverage provided free of charge. Casino payroll expenses decreased due to the reduction in table games. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. Lower costs for customer transportation were a result of reduced volume in air travel and ground transportation. Reductions in advertising expense and gaming revenue tax also contributed significantly to the decreases in casino expenses in 2002.

        Rooms expenses decreased $365,000 and $160,000, respectively for the three and nine months ended September 30, 2002 compared to the same prior year periods. The decreases were due to a decrease in housekeeping supplies expense, amenity package costs, linen and uniform usage and outside maintenance contracts. The decrease in room's expenses during the three months ended September 30, 2002, was also attributed to a larger share of costs allocated to casino expenses as a result of increased room complimentaries generated by casino operations.

        Food and beverage expenses increased $419,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2002 compared to the same prior year periods. The increases were due to a smaller share of costs allocated to casino expense as a result of a decrease in food and beverage complimentaries generated by casino operations. These were offset slightly by decreases in payroll, benefits and food and beverage cost of sales as a result of the lower volume.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Other expenses decreased $110,000 and $461,000 for the three and nine months ended September 30, 2002, respectively, compared to the same prior year periods as a result of lower entertainment expense and payroll and benefit costs.

        General and Administrative Expenses

        General and administrative expenses increased $233,000 and $253,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods last year due to the costs associated with severance packages primarily arising from layoffs in a reorganization of casino operations during the second quarter of 2002, as well as increased costs for property taxes and insurance.

        Depreciation and Amortization

        Depreciation and amortization expense increased $940,000 and $2.0 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same prior year periods as a result of the continued investment in infrastructure and equipment during the preceding year.

        Interest Income and Expense

        Interest income decreased by $435,000 and $1.5 million during the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease was due to earnings on decreased cash reserves and lower interest rates.

        Interest expense decreased $177,000 and $732,000 during the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease is due to the accrual of capitalized interest in 2002 with no similar accrual in 2001. It is the Company's policy to capitalize interest on construction projects in excess of $250,000.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



        At September 30, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The enactment of the New Jersey Business Tax Reform Act ("BTR") on July 2, 2002 deferred the State net operating losses ("State NOL's"), set to begin expiring in 2003, for a two year period. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("FAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 2002 and December 31, 2001.

        The Internal Revenue Service has examined the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent on HCC and was dependent on GBCC for information as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations. In addition, GBCC filed a petition for relief in the United States Bankruptcy Court for the District of Delaware in 2001 and a plan was confirmed in 2002. GBCC's Plan provided for the liquidation of GBCC, and GBHC was notified that the Plan became effective in July 2002.

        The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 are barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of $215,000 for the nine months ended September 30, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

        On July 2, 2002, BTR was signed into law. The BTR revises and updates the New Jersey corporation business tax and establishes filing fees for certain returns. Included in the BTR is a deferral on the use of State NOL's until tax year 2005. Those State NOL's that would have been utilized in tax years 2002 and 2003 will be granted a two year extension of their expiration period. Additionally, the BTR imposes an alternative minimum assessment ("AMA") based on gross receipts or gross profits. The taxpayer pays the greater of the AMA or the regular corporate business tax (CBT). The AMA provision is discontinued after 2006 and any portion of the AMA in excess of the regular CBT is allowed as a non-expiring future credit carryforward. Due to various uncertainties, management is unable to determine that realization of the future credit carryforward is more likely than not and, thus, has provided a valuation allowance for the entire amount at September 30, 2002

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        The State income tax provision of $610,000 for the three and nine months ended September 30, 2002 is a result of retroactively applying the statutory AMA rate of .4% to gross receipts, as defined in the BTR. Since the BTR was enacted in the third quarter of 2002, its entire impact is included in the State income tax provision of the consolidated statements of operations for both the three and nine months ended September 30, 2002.

        Inflation

        Management believes that, in the near term, modest inflation and increased competition within the gaming industry for qualified and experienced personnel will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

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

        Private Securities Litigation Reform Act

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Common Stock Listing

        The Company was contacted orally by a representative of the American Stock Exchange (the "Exchange") regarding the continued listing of its common stock. The Exchange representative initially advised that the Company might fail to meet the minimum requirements for continued listing on the Exchange. A representative of the Exchange later advised the Company in another call that the Exchange would not move to delist the Company's securities at this time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

Item 4. Controls and Procedures

        Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION

Item 6.(a) Exhibits


Item 6.(b) Reports on Form 8-K


SIGNATURES


        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 14, 2002.


                                                     GB HOLDINGS, INC.
                                                  GB PROPERTY FUNDING CORP.
                                               GREATE BAY HOTEL AND CASINO, INC.
                                               --------------------------------
                                                          Registrants


Date:  November 14, 2002                  By:  /s/ Timothy A. Ebling
     ---------------------                     --------------------------------
                                                   Timothy A. Ebling
                                                   Chief Financial Officer

CERTIFICATIONS


                    Certification of Chief Executive Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")


I, Richard Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report");

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

         (4) The other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Section 13a-14(c) of the Act) for the issuer and have:

                  (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (iii) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) The other certifying officer(s) and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ Richard Brown
------------------------------
Name:   Richard Brown

Date:   November 14, 2002

                    Certification of Chief Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Richard Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


    /s/   Richard Brown
-------------------------------------
Name:     Richard Brown

Date:     November 14, 2002

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")


I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report");

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

         (4) The other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Section 13a-14(c) of the Act) for the issuer and have:

                  (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (iii) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (iii) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (iv) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) The other certifying officer(s) and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Timothy A. Ebling
--------------------------------
Name:    Timothy A. Ebling

Date:    November 14, 2002

                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



     /s/     Timothy A. Ebling
-----------------------------------------
Name:   Timothy A. Ebling

Date:      November 14, 2002